Form 10QSB
period 1995-09-30
CELEBRITY ENTERTAINMENT INC
filed 1995-11-28
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549
                         Form 10-QSB

[ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

                             OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

               Commission file number 0-19196

______________________CELEBRITY ENTERTAINMENT, INC._____________
   (Exact name of registrant as specified in its charter)
             (Formerly Celebrity Resorts, Inc.)

____________Delaware____________       ______11-2880337_________
   (State or other jurisdiction        (I.R.S. Employer
   of incorporation or organization)   Identification No.)


                    214 Brazilian Avenue   #400
_____________________Palm Beach, Florida 33480___________________
             (Address of principle executive offices)

__________________________ (407) 659-3832________________________
       (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No______
                                         Outstanding at
          Class                          November 13, 1995:
Common Stock, $.0001 par value               2,116,753
Preferred Stock, $.01 par value              1,064,000

                CELEBRITY ENTERTAINMENT, INC.
                            INDEX

                                                 Page Number

PART I.        FINANCIAL INFORMATION                       3

     Item 1.   Financial Statements

               Balance Sheet                               4

               Statement of Operations                     5

               Statement of Cash Flows                     6

               Statement of Stockholders' Equity           7

               Notes to Financial Statements               8

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation                       11


PART II.       OTHER INFORMATION                          15

     Item 1.   Legal Proceedings                          15

     Item 2.   Changes in Securities                      15

     Item 3.   Defaults Upon Senior Securities            15

     Item 4.   Submission of Matters to a
               Vote of Security Holders                   15

     Item 5.   Other Information                          16

     Item 6.   Exhibits and Reports on Form 8-K           17

Signatures

PART I.      FINANCIAL INFORMATION

      The condensed financial statements for the periods ended September 30, 1995 and September 30, 1994 included herein have been prepared by Celebrity Entertainment, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of operations and cash flows for the nine-month periods ended September 30, 1995 and 1994.

      The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

Celebrity Entertainment, Inc.
Condensed Balance Sheet
September 30, 1995

                                            Unaudited
Assets
Current Assets:
Cash                                    $      55,881
 Total current assets                          55,881

Property and equipment, net                 3,214,549

Other assets:
Notes receivable                              696,968
 Total other assets                           696,968

 Total assets                           $   3,967,398

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                        $     282,273
Accrued expenses                               35,711
Deferred revenue                               57,669
Notes payable                                 260,457
Current maturities of long-term debt           27,805

 Total current liabilities                    663,915

Long-term debt                                436,113

Stockholders' equity:
Preferred stock, $0.01 par value:
  2,000,000 shares authorized and
  designated as Class A 8% Convertible;
  1,064,000 shares outstanding                 10,640
Common stock, $0.0001 par value:
  25,000,000 shares authorized;
  1,816,753 shares outstanding                    182
Additional paid-in capital                  8,005,017
Deficit                                    (5,147,929)

Total stockholders' equity                  2,867,910

Total liabilities and
stockholders' equity                    $   3,967,938

See accompanying notes to financial statements.

Celebrity Entertainment, Inc.
Condensed Statement of Operations
For the Nine Months Ended September 30, 1995 and 1994

                                   Unaudited

                                   Nine Months Ended
                                   September 30,
                                   1995         1994
Revenues:
   Resort membership sales      $  36,129   $    44,967
   Resort operations               71,922       130,122
   Production revenues                  -     1,503,563

   Total revenues                 108,051     1,678,652

Costs and expenses
   Cost of sales                        -         6,977
   Production costs                     -     2,372,748

Gross profit                      108,051      (701,073)
Selling, general and
 administrative                   528,798       634,191

Operating loss                   (420,747)   (1,335,264)

Other income (expenses):
   Interest income                  4,075         8,111
   Interest expense               (38,659)      (74,778)
                                  (34,584)      (66,667)

Loss from continuing operations  (455,331)   (1,401,931)

Discontinued operations of PSI          -       (71,292)

Net loss                        $(455,331)  $(1,473,223)

Per common share:
Loss from continuing operations   $ (0.28)  $     (0.88)
Loss from discontinued operations $     -   $     (0.04)
Net loss per common share         $ (0.28)  $     (0.92)
Weighted average number of
 common shares outstanding      1,630,720     1,594,031

See accompanying notes to financial statements.

Celebrity Entertainment, Inc.
Condensed Statement of Cash Flows
                                             Unaudited

Nine months ended September 30,          1995          1994

Cash flows from
 operating activities:
  Net loss                          $ (455,331) $ (1,473,223)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:               -        2,509,943
     Depreciation and amortization      79,302        66,339
  Change in current assets
   and liabilities:                       -         (968,928)
     Prepaid expenses                    6,473          -
     Accounts payable and
      accrued expenses                  82,479          -
     Deferred membership revenue         7,263          -
Net cash provided by (used for)
 operating activities                 (279,814)      134,131

Cash flows from investing activities:
  Increase in production cost             -         (916,086)
  Capital expenditures                    -          (35,086)
  Other                                   -           (4,036)
Net cash used for investing activities    -         (955,208)

Cash flows from financing activities:
  Increase in notes payable            188,729          -
  Increase in notes receivable        (196,968)         -
  Additions (payments) of
   long-term debt                      (21,394)      485,728
  Repayments of notes payable             -       (1,458,766)
  Proceeds from sale of stock          363,050     2,294,453
Net cash provided by
 financing activities                  333,417     1,321,415

Increase in cash and cash equivalents   53,603       500,338
Cash and cash equivalents,
 beginning of period                     2,278         5,362
Cash and cash equivalents,
 end of period                       $  55,881   $   505,700

Supplemental disclosure of
 cash paid for:
  Interest                           $  38,659   $   103,960
  Income taxes                            -             -

See accompanying notes to financial statements.

Celebrity Entertainment, Inc.
Statement of Shareholders' Equity
Nine Months Ended September 30, 1995

                              Unaudited

                                            Additional
           Preferred Stock  Common Stock    Paid-In
           Shares   Amount  Shares Amount   Capital    Deficit

Balance at
January 1,
1995       589,000  $5,890   407,753 $ 41 $6,977,806 ($4,692,598)

Sales      475,000  $4,750 1,409,000 $141 $1,027,211           -

Net loss         -       -         -    -          -    (455,331)

Balance at
September
30, 1995 1,064,000 $10,640 1,816,753 $182 $8,005,017 ($5,147,929)







See accompanying notes to financial statements.

                CELEBRITY ENTERTAINMENT, INC.
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)

1.   Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of operations and cash flows for the nine-month periods ended September 30, 1995 and 1994. The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1994 Form 10-KSB and any amendments thereto.

2.   Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of shares outstanding during each period.
Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.

3.   Current Maturities of Long-Term Debt

Current  maturities are comprised of the amounts outstanding under  the mortgage on the resort property at September  30,
1995.   The mortgage note matures and is due and payable  on
May 2, 1997.

4.   Revenue Recognition

Memberships sold represent the right to use the resort facilities upon continuous payment of monthly membership installments, dues and usage fees. Memberships generally require an initial payment of 10% upon signing of the contract with the balance payable in monthly installments over three to five years. The initial payment and all monthly payments are deferred and recognized as revenues in the period when the membership fee is paid in full. In the event of a default in the payment of monthly payments, the member forfeits all amounts collected by the Company at the time of default, and any such amounts that were deferred are recognized as revenue. Revenues from usage fees are recognized on a daily basis as the resort facilities are used. Dues revenues are deferred and recognized on a prorata basis over the dues period which ranges from one month to one year.

5.   Reclassifications

Certain reclassifications have been made to conform prior period financial statements with the current presentation.

6.   Acquisition and Discontinued Operations

On June 15, 1993, the Company acquired the outstanding common stock of Production Services International, Inc. ("PSI") in exchange for 402,672 shares of the Company's common stock. At June 15, 1993, PSI's liabilities exceeded its assets (at their fair market value) by $150,558, and the excess of the purchase price over the deficiency in the net assets acquired equaled $553,230. This goodwill amount was being amortized over seven years and is included in the amortization amounts in the 1994 financial statements. The total acquisition cost has been valued at $402,672, which amount has been written off as of December 31, 1994 in connection with the abandonment of the Company's investment in PSI's operations.

The management of the Company recognized that the financial condition of PSI at December 31, 1994 was such that the Company was not able to exercise control over the operations of its subsidiary, PSI, and that unless immediate financing were obtained under conditions acceptable to the distributor of PSI's principal television series production (the "Series"), bankruptcy of PSI was inevitable. On March 6,
1995,  the  Company's board of directors approved  a  formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI. As of December 31, 1994, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements.

On March 1, 1995, certain creditors of PSI (the "Petitioning Creditors") filed an involuntary petition with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Petition asserted claims of amounts owed as a result of the television Series which ceased production in November, 1994. During the nine-month period ended September 30, 1995, PSI and the
Petitioning Creditors have reached a settlement regarding the issues connected with the production and distribution of the Series. Among the terms of the settlement, PSI's ownership interest in the television series has been relinquished to the distributor of the Series, mutual releases and waivers of all other claims were exchanged, and the Petition was withdrawn. The Company has agreed to assist PSI in providing $250,000 as payment to the
Petitioning Creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. Commencing in the nine-month period ended September 30, 1995, PSI has been pursuing an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations and has formulated a proposed cash settlement of all such claims. A substantial majority of creditors have been identified and have agreed to the proposed settlement,which the Company intends to fund during the fourth quarter, 1995. Based on the completion of this funding, the Company believes that any potential material exposure to the Company as a result of the discontinuation of the Series will have been substantially mitigated and possibly eliminated.

As a result of the discontinuation of PSI, no results of operations or net assets and liabilities of PSI are included in the accompanying financial statements. The financial statements for 1994 have been restated to conform to this presentation.

7.   Management Plans

During the nine-month period ended September 30, 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. In addition, the Financing Group purchased 200,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company; and 800,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but it is anticipated that they will be registered in the Company's next registration statement. Also, options were granted to officers and directors of the Company in exchange for indebtedness. In connection with additional funding which the Financing Group has agreed to provide, the Company has granted to the Financing Group options to purchase additional common stock of the Company.

The Company and the Financing Group have entered a period of negotiation and due diligence in order to complete a proposed business combination of the Company with one or more of the entities controlled or represented by the Financing Group. If such proposed business combination is effected, it is anticipated that a public offering or other sale of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations and the combining company's operations. This would result in the reduction of CEI's liabilities and provide expected income in the upcoming year of the Company's operations. However, there can be no assurance that any proposed business combination will be effected. Any such business combination and related public offering is subject to the combining entity's acceptance of the Company's financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the combination.

Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing substantial additional financial capital is required and, consequently, there is doubt concerning the Company's ability to continue as a going concern.



ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION

General

      The Company is principally engaged in the development, ownership, marketing and operation of a destination resort community and fishing camp located on Orange Lake near
Ocala, Florida.

      The financial statements of the Company for the nine-months ended September 30, 1995 do not include the accounts of its previously owned subsidiary, Production Services International, Inc. ("PSI"), which the Company discontinued at December 31, 1994 and also do not include its previously owned subsidiary, Celebrity Football, Inc. ("CFI") which was dissolved as of August 13, 1993.

      The Company recognizes revenues related to sales of memberships on the date that the membership contract is paid in full. Until such time, all partial payments received on memberships are recorded as deferred membership revenues on the Company's balance sheet. Any receivable related to the original membership agreement is netted against the deferred membership revenues. Buyers have a five day right of rescission with respect to Membership Agreements.

Results of Operations

Nine-month Period Ended September 30, 1995 Compared to Nine-month Period Ended September 30, 1994

      Revenues for the nine-month period ended September 30, 1995 amounted to $108,051 compared to $1,678,652 for the nine-month period ended September 30, 1994, reflecting a decrease of $1,570,601. Revenues are comprised of memberships paid in full, dues and resort operations. The decrease in revenues reflected for the nine-month period ended September 30, 1995 is a result of the discontinuation of the Company's television production subsidiary as of December, 1994, the re-classification of certain deferred revenues, and the stabilized use of the resort facilities at the current membership level. There were no costs and expenses of revenues for the nine-month period ended September 30, 1995 compared to $6,977 for the nine-month period ended September 30, 1994, resulting in a decrease of $6,977. The decrease is attributable principally to a redefinition of previous costs of sales categories to general and administrative expenses together with the reduction of merchandise sold in the resort's general store. See "Liquidity and Capital Resources."

      Selling, general and administrative expenses were $528,798 for the nine months ended September 30, 1995 compared to $634,191 for the nine-month period ended September 30, 1994, representing a decrease of $105,393. The decrease is due principally to the decreased legal, accounting and corporate administrative costs associated with the discontinuation of PSI.

      During the nine-month period ended September 30, 1995, $38,659 in interest expense was charged to operations compared to $74,778 for the nine-month period ended September 30, 1994, reflecting a decrease of $36,119. The decrease was due principally to the payments of interest on the mortgage note and reduced payments of the Company's other indebtedness. Interest expense will continue to be charged to operations as the related debt instruments are amortized over future years.

      Net losses for the nine-month period ended September 30, 1995 were $455,331 which represents a decrease of $1,017,892 below the net loss of $1,473,223 for the nine-month period ended September 30, 1994. This decrease is primarily attributable to the discontinuation of the PSI television subsidiary. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

      The Company intends to complete the development of the Resort Property during the 1995-97 resort seasons at a total cost of approximately $300,000. Commencing in 1993, the Company pursued a marketing plan which focuses on the on-site sale of new memberships. It is anticipated that revenues will increase as a result of membership sales and facilities use, and that such increase will generate cash flow from operations sufficient to finance approximately one-half of the completion of the Resort. While there can be no assurance, the Company is confident that additional capital that may be obtained from operations and from the planned financing activities to be initiated during 1995 and 1996 will facilitate the completion of RV sites and additional Resort facilities and amenities, which the Company believes will provide increasing revenue growth through increased membership sales and Resort facilities use fees.

       Liquidity   and  capital  resources  are  hereinafter
discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash decreased $449,819 to $55,881 at September 30, 1995 from $505,700 at September 30, 1994. Net cash used for operating activities was $279,814 during the nine-month period ended September 30, 1995 compared to cash provided by operating activities of $134,131 during the nine-month period ended September 30, 1994. The change in cash provided by and used for operating activities resulted primarily from the discontinuation of the PSI television subsidiary.

      During the nine-month period ended September 30, 1995, there was no net cash provided by or used for investing activities, compared with $955,208 used for investing activities during the nine-month period ended September 30, 1994. The decrease of $955,208 is a result of the abandonment of PSI television production and development activities combined with purchases of property and equipment at the Resort.

      During the nine-month period ended September 30, 1995, net cash provided by financing activities was $333,417, representing a decrease of $987,998 from net cash provided by financing activities of $1,321,415 during the nine-month period ended September 30, 1994. The decrease is a result primarily of the net proceeds from the completion of a public offering of the Company's securities which occurred in January 1994, which resulted in greater net proceeds to the Company than the additional indebtedness and stock sales completed by the Company during the nine-month period ended September 30, 1995.

      In June 1993, the Company acquired PSI, a Delaware corporation headquartered in Palm Beach, Florida. The Company acquired all the issued and outstanding capital stock of PSI in exchange for 402,672 newly-issued shares of Common Stock of the Company with a value of $1.00 per share. Accordingly, the total acquisition cost has been valued at $402,672, which amount has been written off as of December 31, 1994 in connection with the abandonment of the Company's investment in PSI's operations.

     PSI has developed a number of television projects since its inception. All of PSI's investment in television projects has been abandoned by the Company as of December 31, 1994. The principal project of PSI was a concept developed by PSI for a television program of a half-hour, five episodes per week, late-night comedy Series based on national and international events entitled "THE NEWZ." During 1994, a national distributor of television programming (the "Distributor") and PSI entered into an agreement for the purchase by the Distributor of the exclusive distribution and exploitation rights of the Series. PSI had completed and delivered sixty-one episodes of "THE NEWZ." However, due to technical difficulties and other production overages that caused substantial cost overruns, the total production funding provided by the Distributor was not sufficient to cover the costs of production for the completion of the initial ninety episode order. Although PSI had located two alternative sources of financing to provide the funding necessary to complete the remaining episodes, PSI and the Distributor were unable to agree on the revised terms of an arrangement for production and distribution of the episodes. Consequently, all production activity ceased in November, 1994.

      The  management  of  the Company recognized  that  the
financial condition of PSI at December 31, 1994 was such that the Company was not able to exercise control over the operations of its subsidiary, PSI, and that unless immediate financing for production of the Series were obtained under conditions acceptable to the Distributor, bankruptcy of PSI was inevitable. On March 6, 1995, the Company's board of directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI. As of December 31, 1994, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements.

      During the nine-month period ended September 30, 1995, PSI and the Distributor have reached a settlement regarding the issues connected with the production and distribution of the Series. Among the terms of the settlement, PSI's ownership interest in the television series has been relinquished to the Distributor, mutual releases of liability were exchanged between PSI and the Distributor, and the petitioning creditors (which included the Distributor) withdrew an involuntary petition that had been filed on March 1, 1995 with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the
Bankruptcy Code. The Company has agreed to assist PSI in providing $250,000 as payment to the Distributor and the other petitioning creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. Commencing in the nine-month period ended September 30, 1995, PSI has been pursuing an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations and has formulated a proposed cash settlement of all such claims. A substantial majority of creditors have been identified and have agreed to the proposed settlement, which the Company intends to fund during the fourth quarter, 1995. Based on the completion of this funding, the Company believes that any potential material exposure to the Company as a result of the discontinuation of the Series will have been substantially mitigated and possibly eliminated.

      Income from the resort is seasonal and on an annual basis the Company is required to seek additional financing in order to pay long-term debt obligations and the resort's ongoing operations, including payroll, creditors and taxes. Income from the resort operations is not sufficient to sustain the Company's operations. Consequently, the Company has been experiencing a liquidity problem and must obtain financing in addition to expected revenues from operations in order to pay its past due obligations and meet its current obligations as they come due.

      During the nine-month period ended September 30, 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. In addition, the Financing Group purchased 200,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company, and 800,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but it is anticipated that they will be registered in the Company's next registration statement. Also, options were granted to officers and directors of the Company in exchange for indebtedness. In connection with additional funding which the Financing Group has agreed to provide, the Company has granted to the Financing Group options to purchase additional common stock of the Company.

      The Company and the Financing Group have entered a period of negotiation and due diligence in order to complete a proposed business combination of the Company and one or more of the entities controlled or represented by the Financing Group. If such proposed business combination is effected, it is anticipated that a public offering or other sale of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations and the combining company's operations. This would result in the reduction of CEI's liabilities and provide expected income in the upcoming year of the Company's operations. However, there can be no assurance that any proposed business combination will be effected. Any such business combination and related public offering is subject to the combining entity's acceptance of the Company's financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the combination.

     On August 3, 1995, the Company effected a reverse split of its common stock on the basis of one share of common stock in exchange for every five shares of the Company's common stock. The number of common shares outstanding prior to the reverse split was 7,653,767 and the number of common shares outstanding after the reverse split was 1,531,753. One of the effects of the reverse split was the increase of the trading price of the Company's common stock on the Nasdaq Small-Cap Market. The reverse split was effected as part of the Company's plans to comply with the requirements of maintaining the Company's listing of its securities on NASDAQ.

     Commencing in the nine-month period ended September 30, 1995, the Company engaged in relationships with certain consultants who are providing services to the Company relating principally to investment banking consultation regarding possible business combinations between the Company and other companies, and expanding the Company's relationships with possible market-makers. In return for such services, the Company granted to such consultants shares and options to purchase shares of the Company's common stock, which shares were registered pursuant to a filing on Form S-8, which the Company completed during the third quarter, 1995. The Company anticipates that the efforts of the consultants will result in improved market support for the Company's publicly-traded securities as well as expanded opportunities for possible business combinations.

     Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing substantial additional financial capital is required and, consequently, there is doubt concerning the Company's ability to continue as a going concern.



                PART  II.   OTHER INFORMATION

Item 1.        Legal Proceedings

      On March 1, 1995, certain creditors of PSI (the "Petitioning Creditors") filed an involuntary petition with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Petition asserted claims of amounts owed as a result of the television Series which ceased production in November, 1994. During the nine-month period ended September 30, 1995, PSI and the Distributor have reached a settlement regarding the issues connected with the production and distribution of the Series. Among the terms of the settlement, PSI's ownership interest in the television series has been relinquished to the Distributor, mutual releases of liability were exchanged between PSI and the
Distributor, and the petitioning creditors (which included the Distributor) withdrew the Petition. The Company has agreed to assist PSI in providing $250,000 as payment to the Distributor and the other petitioning creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. Commencing in the nine-month period ended September 30,
1995, PSI has been pursuing an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations and has formulated a proposed cash settlement of all such claims. A substantial majority of creditors has been identified and has agreed to the proposed settlement, which the Company intends to fund during the fourth quarter, 1995. Based on the completion of this funding, the Company believes that any potential material exposure to the Company as a result of the discontinuation of the Series will have been substantially mitigated and possibly eliminated.

Item 2.        Changes in Securities

      Common  shares were issued in the aggregate number  of
205,000,  registered pursuant to a filing on Form  S-8.   In
addition, options for the purchase of common stock were issued in the aggregate number of 80,000.

      As  a  result  of  private financing transactions,  an
additional 475,000 shares of the Company's Class A 8% convertible preferred stock was issued together with an additional 1,123,000 shares of the Company's common stock.

Item 3.        Defaults Upon Senior Securities

     None.

Item  4.         Submission of Matters to a Vote of Security
Holders

     None.

Item 5.        Other Information

      During the nine-month period ended September 30, 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. In addition, the Financing Group purchased 200,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company; and 800,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but it is anticipated that they will be registered in the Company's next registration statement. Also, options were granted to officers and directors of the Company in exchange for indebtedness. In connection with additional funding which the Financing Group has agreed to provide, the Company has granted to the Financing Group options to purchase additional common stock of the Company.

      The Company and the Financing Group have entered a period of negotiation and due diligence in order to complete a proposed business combination of the Company and one or more of the entities controlled or represented by the Financing Group. Such business combination is expected to result in substantial additional annual revenues and net income to the Company. If such proposed business combination is effected, it is anticipated that a public offering or other sale of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations and the combining company's operations. This would result in the reduction of CEI's liabilities and provide expected income in the upcoming year of the Company's operations. However, there can be no assurance that any proposed business combination will be effected. Any such business combination and related public offering is subject to the combining entity's acceptance of the Company's financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the combination.

     A majority of the Company's shareholders authorized the reverse split of the Company's common stock on the basis of one new common share in exchange for each five shares of the Company's existing common stock. Such reverse split took effect on August 3, 1995 with the result that, as of the date of this filing, the Company has outstanding 2,116,753 shares of common stock.

      On June 12, 1995, representatives of the Company appeared in an oral hearing before a Panel authorized by the National Association of Securities Dealers and presented a plan to demonstrate compliance with the minimum bid price required for the Company's securities to continue to be listed on The Nasdaq SmallCap Market ("Nasdaq"). As a result of the hearing procedure, the Panel recommended that the Nasdaq Listing Qualifications Committee approve the Company's request to receive a temporary exception to the bid price requirements, which exception was granted. Consequently, the Company's securities have continued to be listed on Nasdaq. As of the date of this filing, the
Company has demonstrated compliance with the minimum bid price requirements.

     Commencing in the nine-month period ended September 30, 1995, the Company engaged in relationships with certain consultants who are providing services to the Company relating principally to investment banking consultation regarding possible business combinations between the Company and other companies, and expanding the Company's relationships with possible market-makers. In return for such services, the Company granted to such consultants shares and options to purchase shares of the Company's common stock, which shares were registered pursuant to a filing on Form S-8, which the Company completed during the third quarter, 1995. The Company anticipates that the efforts of the consultants will result in improved market support for the Company's publicly-traded securities as well as expanded opportunities for possible business combinations.

     Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing substantial additional financial capital is required and, consequently, there is doubt concerning the Company's ability to continue as a going concern.

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     None.

     (b)  Reports on Form 8-K:

     None.

                         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 13, 1995



                         CELEBRITY ENTERTAINMENT, INC.



                         By:   /s/ J. William Metzger
                              J. William Metzger
                              Executive Vice-President and
                              Chief Financial Officer