Form 10QSB/A
period 1995-09-30
CELEBRITY ENTERTAINMENT INC
filed 1996-01-11
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                               Form 10-QSB/A#1

          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995.
                               ------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________ to________________

                         Commission file number 0-19196
                                                -------


                           CELEBRITY ENTERTAINMENT, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)
                       (Formerly Celebrity Resorts, Inc.)
                   ------------------------------------------

             Delaware                                    11-2880337
--------------------------------        ----------------------------------
      (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)               Identification No.)

                           214 Brazilian Avenue   #400
                            Palm Beach, Florida 33480
                      -----------------------------------
(Address of principle executive offices)

          _______________________ (407) 659-3832 ________________________
                                  --------------
(Registrant s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No______
   ------

            Class                         Outstanding at November 13, 1995:
--------------------------------          ---------------------------------
Common Stock, $.0001 par value                  2,116,753
Preferred Stock, $.01 par value                 1,064,000



                          PART  II.   OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

      (a)   Exhibits:
      EX-27.

      (b)   Reports on Form 8-K:
      None.



                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 1996



                              CELEBRITY ENTERTAINMENT, INC.



                              By:   /s/ J. William Metzger
                                --------------------------
                                   J. William Metzger
                                   Executive Vice-President and
                                   Chief Financial Officer