Form 10KSB
period 1995-12-31
CELEBRITY ENTERTAINMENT INC
filed 1996-04-15
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

FORM 10-KSB
(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

      [    ]           TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-19196
                       ----------------------------------

                          CELEBRITY ENTERTAINMENT, INC.
                 (Name of Small Business Issuer in its Charter)

                       Delaware                      11-2880337
         (State of or other jurisdiction             (IRS Employer
      of incorporation or organization)             Identification No.)

    214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480  407/659-3832
      (Address of principal executive offices.  Issuer's telephone number.)
                    -----------------------------------------
Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act as of December 31, 1995: Common Stock, $0.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2)
has  been subject to such filing requirements for the past 90 days.   YES  [X]
NO  [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $142,052.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 12, 1996 was approximately $5,927,257.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 1995 was 2,366,753 and the number of shares of its Preferred Stock, $ 0.01 par value, outstanding as of December 31, 1995 was 1,064,000.

Traditional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X  ]


                          CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1995


                                      INDEX


                   HEADING                                              PAGE


PART  I
Item 1.           Description of Business                               1
Item 2.           Description of Property                               9
Item 3.           Legal Proceedings                                     9
Item 4.           Submission of Matters to a Vote of Security Holders   9


PART  II
Item 5.           Market for Common Equities and Related
                        Stockholder Matters                             10
Item 6.           Management's  Discussion  and  Analysis  or
                        Plan of Operation                               11
Item 7.           Financial Statements                                  16
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure          16

PART  III
Item  9.          Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act               16
Item 10.          Executive Compensation                                18
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                  20
Item 12.          Certain Relationships and Related Transactions        21
Item 13.          Exhibits and Reports on Form 8-K                      22

SIGNATURES                                                              25


PART   1

ITEM 1.     DESCRIPTION  OF  BUSINESS

      Celebrity Entertainment, Inc. (Formerly Celebrity Resorts, Inc. and hereinafter referred to as the "Company") was organized pursuant to the laws of the State of Delaware on July 27, 1987 under the name of Celebrity Fish Camps and RV Parks, Inc. for the purpose of owning, developing, marketing and operating a destination resort community and fish camp (the "Resort") on Orange Lake near Ocala, Florida. The Company operates the Resort and currently focuses its operations on sales of site and facilities usage of Resort facilities by RV owners and outdoor sports people, and organization of rallies by RV owners and other special interest groups.

      On June 9, 1993, pursuant to the terms of a certain Stock Purchase Agreement and Plan of Reorganization, the Company acquired all of the outstanding capital stock of Production Services International, Inc., a development-stage Delaware corporation ("PSI"). The Company acquired all of the issued and outstanding capital stock of PSI in exchange for the issuance of 8,053,436 shares (pre-1993 Reverse Split, defined below, or 80,535, giving effect to the 1993 and 1995 Reverse Splits) of the Company's Common Stock. PSI was organized on December 10, 1991 for the purpose of performing and providing production management services and facilities leasing to companies that are engaged in the production of filmed entertainment projects. PSI was principally engaged in providing television and motion picture production services. In November 1994, as a result of cost overruns on a television series produced by PSI, production activity on the series and development activities on PSI's other television projects were terminated. Consequently, as of December 31, 1994 the Company abandoned the operations of PSI and wrote off its investment in PSI.
As a result of such abandonment of its subsidiary and the lack of net income from the Company's other operations, the Company during 1995 continued to experience a liquidity problem and was unable to meet all of its financial obligations as they became due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and Note 1 to the Company's Financial Statements included elsewhere herein.

      On November 3, 1993, the Company changed its name from Celebrity Resorts, Inc. to Celebrity Entertainment, Inc. Also on November 3, 1993 each share of the Company's outstanding and treasury common stock was reclassified and converted into one-twentieth of one share of Common Stock (the "1993 Reverse Split").

      On August 3, 1995, each share of the Company's outstanding and treasury stock was reclassified and converted into one-fifth of one share of Common Stock (the "1995 Reverse Split").

      The principal executive offices of the Company are located at 214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480 and its telephone number is (407) 659-3832.

Business

The Resort

      The Resort offers extensive outdoor recreational activities including fishing, golfing and swimming. The Company believes that the Resort successfully creates an environment where a broad base of guests can share the Resort facilities with one another. Management intends to expand the facilities and increase the number of sites and housing units at the Resort. Special promotions, such as fishing and golf tournaments, fishing clinics, outdoor music festivals, and theme-based rallies are scheduled throughout the season. Management believes that the quality of fishing, golf and recreational activities and the standards maintained in the operation of the Resort facilities will continue to attract new and repeat visitors.

      As indicated above, the Company is still in the process of completing the Resort. The Company expects that, when fully completed, the Resort will include sites to accommodate approximately 300 recreational vehicles ("RV's"), approximately 50 semi-permanent mobile cabins ("Park Models"), approximately 50 free standing housing units ("Housing Units"), camping facilities and a variety of ancillary amenities, including a restaurant, swimming pool, baseball field, golf course, miniature golf course, tennis courts, basketball and other athletic courts, outdoor game areas, hiking trails, a clubhouse and general store and other resort facilities. The Company employs a recreational staff to organize activities for children, adults and families, such as barbecues, arts and crafts projects, dances, exercise classes, parties, tournaments and a broad range of games. The Company also provides year-round maintenance and security staff at the Resort.

      At December 31, 1995, the Resort operated 108 RV and Park Model sites which are fully equipped with water, sewer and electric hook-ups, 125 RV sites with water and sewer hook-ups only, and 11 Housing Units. The support and athletic facilities currently completed and available for use include: (i) a lodge with six bedrooms and three baths; (ii) a main building with a reception area, three offices, restrooms, an exercise/aerobics room, a small meeting room and a central dining/social room (which has the capacity to hold up to two hundred persons) with a commercial kitchen attached; (iii) a country store with convenience food and automotive supplies; (iv) a gift shop; (v) a bait and tackle shop; (vi) a marina and boat house with fishing boats; (vii) a nine-hole golf course with driving range and putting green; (viii) horseshoe pits; (ix) picnic facilities including an oversized gas/wood barbecue; (x) volleyball and shuffleboard courts; and (xi) nature walk paths and bike trails. The Company plans to complete during 1996 electric hook-ups to 30 of the existing 125 partially completed RV sites, the construction of and partial hook-ups (water and sewer) for an additional 50 RV sites, an additional 9 Housing Units, and a bath house, baseball field, tennis courts and archery range. The Company will attempt to raise the funds to accomplish this expansion; however, no assurances can be given that the Company will be successful. See "Management's Discussion and Analysis" or Plan of Operation.

      The Resort is centrally located near Orange Lake, approximately 11 miles north of Ocala, Florida, 13 miles south of Gainesville, Florida, approximately 20 miles from Silver Springs in Ocala, Florida, 1-1/2 hours from Universal Studios in Orlando, Florida and 1-1/2 hours from Sea World in Florida. Orange Lake covers approximately 22,000 acres with undercover which is characteristically ideal for bass and other game fish. It is connected to a smaller lake by a waterway, Cross Creek.

Seasonality

      The Resort historically experiences seasonal use of its facilities. Presently the principal period of active use during the year is November through May, which period accounts for approximately 70% of all revenue generate by the Resort. The Company's plans to expand the facilities of the Resort include the projection that, as a result thereof, greater use will prevail year-round so that the higher-use season would be defined as October through July. As a result, the lower-use season would be reduced to two or three months of the year, which months are likely to be summer months.

Resort Climate

      Generally, the nature and success of a fishing and golfing-oriented resort is dependent in considerable part upon prevailing conditions at the resort property, including climate. To the extent that dramatic climatic changes, such as hurricanes, or extended unseasonable weather, may adversely affect the Resort property or the viability of fishing in Orange Lake, the Company's ability to market use of the Resort may be adversely affected and attendance at the Resort may be impaired. The Resort is not located in a hurricane, tornado or flash flood area and has not historically experienced dramatic climatic changes. To the extent that Florida experiences hurricanes, such storms have historically had a more material impact on coastal areas and not on inland areas such as the area in which the Resort property is located. Based on historic data, the average temperature at the Resort property will tend to be approximately 78 degrees in the winter (December-March), 81 degrees in the spring (April-May), 86 degrees in the summer (June-August) and 80 degrees in the fall (September-November). Although Orange Lake has experienced growth of vegetation from time to time, such growth has not materially adversely affected fishing, but has reduced the number of pleasure craft on Orange Lake. The Company does not anticipate that any growth of vegetation would be so substantial as to preclude or materially affect fishing or the use of pleasure craft on Orange Lake in the future. While management does not anticipate the occurrence of climatic events which would adversely effect the business or operations of the Resort, there can be no assurance that such events will not occur.

Marketing Strategy

      The Company directs its marketing efforts to RV owners and other individuals who have an active interest in family-oriented outdoor recreational activities. The Company also targets individuals seeking to vacation in Florida, including those persons who wish to visit such family vacation spots as Disney World, Epcot Center, Universal Studios, Cape Canaveral, Sea World and Silver Springs. In its marketing effort, the Company emphasizes its proximity to these and other resort facilities, and to such central Florida cities as Gainesville and Orlando. The Company varies its marketing strategies in order to respond to changes in the awareness and appreciation of the Resort, regional marketing characteristics and the economic climate.

      The Company has established an on-site sales facility. Prospective visitors may be invited to attend a sales presentation via the Company's direct mail solicitations, personal referral, or other marketing methods. Prospective visitors may also be invited to travel to the Resort to tour the facilities with a salesperson. During 1995, the Company refocused its marketing efforts so as to encourage destination use of the Resort, whereby visitors remain at the Resort for extended periods of time, as well as promotion of the Resort as an organizer and host of rallies and other group functions. In addition, the Company is establishing associations with other resorts in order to provide its visitors with a network of affiliated recreational resorts throughout the region and the country.

      The Company's on-site facilities are subject to regulation under federal and state consumer protection and consumer credit laws and are typically subject to review by consumer protection agencies having broad discretionary authority. Should the Company fail to control its sales techniques, regulatory enforcement action by the federal or state regulatory body could result. The Company believes that it is in compliance with the applicable federal and state consumer protection and consumer credit laws. The Company has and will continue to structure its sales practices to preclude or reduce regulation under federal and state laws.

      The principal goal of marketing is to promote destination use of the Resort and rallies and other group functions. Daily/nightly reservations or facilities use is a secondary goal, since long-term and group use of the Resort account for the majority of the revenue generated by the Resort. The marketing effort is comprised of advertising and sales. Advertising is implemented through the use of display ads in RV and vacation publications, direct mail solicitations to RV owners and a Company-produced periodical magazine, Trav l, which features notices of planned Resort activities and articles of interest to RV owners and campers. The goal of advertising is to present the Resort to potential individual and group visitors. On-site efforts are directed to promotion of facilities usage and over 90% of all sales revenue results from on-site personal sales efforts. Special incentives, such as free use of some facilities or additional nights' use of water, sewer and electric hook-ups at no charge are used to induce on-site visitors to continue to visit and use the Resort facilities and/or to commit to longer-term stays.

      During 1995, the Company expanded its marketing efforts by increasing the number of promotions and events involving dealers who offer Park Models and RV s for sale, and visitors who are members of regional or national RV and camping organizations. The Company is currently implementing a plan pursuant to which its magazine, Trav l, and other literature are distributed though an informal network of RV and Park Model dealers with the focus on such efforts concentrated on the Southeastern and Midwestern regions of the United States.
Representatives of the Company regularly contact RV and Park Model dealers and organizations to assist in the planning and promotion of rallies during which visitors are invited to use the Resort during particular periods (usually one week each). In connection with these rallies, the Company offers special price schedules and promotes planned events.

      The Company also promotes corporate retreats at the Resort facility, which provide executives, managers and personnel of companies and organizations the opportunity to visit the Resort for a scheduled period of time to participate in and make use of golf, fishing, social gatherings, business meetings and other activities related to their business. The Resort marketing director continues to pursue contacts with candidates for this program and it is anticipated that increased response and use of the Resort will result from this approach during 1996.

Membership; Membership Rights and Obligations; Fees

      The Company previously marketed memberships which entitled members to utilize an RV site or to use Company-owned RV's and Housing Units for a daily/nightly or weekly fee. This type of membership does not convey any ownership interest in the Company, the Resort, the Resort Property or its facilities, nor does it entitle members to use specific RV sites or campsites within the Resort. During 1995, the Company ceased sales of memberships, although it continues to honor existing memberships. Existing members pay annual dues of $299 to maintain their membership. Memberships are not transferable during the initial two years after purchase thereof except to a family member or by operation of law. Thereafter, memberships may be transferred by sale, gift, or inheritance but may not be transferred more than once. Memberships expire upon the death of the member or such member's permitted transferee. The Company does not permit transfers at a price higher than the purchase price paid by the original member plus a 10% transfer charge payable to the Company. All transfers, sales, inheritances or gifts of memberships are subject to the Company's prior consent. Transferees are accepted as lifetime members and issued lifetime membership cards admitting them to the Resort only after the Company has consented to the transfers and the transferees have executed new membership contracts which provide for annual dues at the then-current level for new memberships. The Company does not have any present intention to repurchase memberships or locate purchasers for members who wish to sell their memberships. Each membership entitles the member to use an RV site or to utilize a Company owned Park Model for a daily/nightly or weekly usage fee. There are no restrictions on how many times a member may visit the Resort during any given year. However, to allow all members reasonable access to the Resort, a member is permitted to stay at the Resort for a maximum of up to 14 consecutive days, after which the member may not stay at the Resort for the immediately subsequent seven days, unless vacancy of other sites permits an
extended stay.   As of December 31, 1995, there were 210 memberships to the
Resort.

      The Company believes that the Florida statutes governing timeshares are not applicable to the Resort memberships and that current maintenance of its Resort memberships are not limited thereby. Government regulations promulgated by various other states may include provisions which, among other things, affect the manner in which the Company may maintain memberships and regulate the transferability of memberships. The Company undertakes to comply with all such applicable regulations.

Membership Agreements

      The Company's members have each executed a membership agreement defining their rights and obligations with respect to use of the Resort facilities (the "Membership Agreements"). Under the Membership Agreements, members are required to pay annual maintenance fees, subject to annual increases. The Company structures its membership fees such that members' fees and/or dues are less than the fees charged on a per-night basis to non-members seeking to use the Resort facilities.

Membership Financing Arrangements

      The Company previously sold some of its memberships pursuant to installment sales agreements which permitted a purchaser to finance a portion of his or her membership cost over time. The installment payments consist of principal and interest with the payment terms and the rate of interest determined by the then prevailing interest rates, the size of the down payment and the term of the financing. The Company has contracted with a finance company. for the management and collection of fees pursuant to these installment sales agreements.

Additional Visitor Privileges

      The Company has entered into an agreement with Resort Parks International, an association of privately-owned campgrounds and RV sites located throughout the United States, that affords its network of members for a nominal fee (currently $40 annually) and subject to certain limitations, the right to utilize facilities at all campgrounds and RV sites that are members of the Resort Parks International network. Pursuant to the terms of such agreement, members of the Resort Parks International network of campgrounds are entitled to utilize the Resort facilities for a nominal fee.

Employees

      The Company had a total of 10 full-time employees at December 31, 1995.

Environmental Regulation

      The Company has no knowledge of any federal, state or local environmental compliance regulations which materially affect operations of the Resort and the Company has not been required to expend material amounts of capital to comply with environmental protection statutes. While it is impossible to predict the application and impact, if any, of any future environmental regulations and laws on the operations and development of the Resort, the Company does not anticipate that expenditures related to compliance with any such future laws or regulations will be material. There can be no assurance, however, that the Company will be able to comply with such laws and regulations.

Competition

      In connection with the resort business, the Company competes with other companies who operate destination resorts and who market memberships usable at multiple destination campground locations. The majority of such companies are well-established in the industry and have substantially greater financial and marketing resources and name recognition than the Company and operate a greater number of resort campgrounds. The Company has entered into a relationship which will permit its RV unit owners to utilize other RV locations. The Company believes that its ability to compete successfully for visitor usage is based in part on the attractiveness and location of the Resort and its reputation in the RV and outdoor sports community as offering premium facilities. Although there are currently six parks and fish camps operating on Orange Lake, management believes that none individually offers facilities comparable to those which the Company presently offers and will be able to offer upon completion of the Resort facilities. The Company believes that, currently, the largest of such other camps can accommodate a maximum of 30 RV's.

      The Company also competes with other resort facilities and theme parks in Central Florida which are far better established, are better known and have greater financing and marketing capabilities than the Resort. Such other facilities include, among others, Disney World, Universal Studios, Silver Springs, Cypress Gardens and Cape Canaveral. The Company intends to increase its efforts in marketing the Resort facilities to vacationers visiting such other resorts.

Production Services International, Inc.

      On June 15, 1993, the Company acquired the outstanding common stock of Production Services International, Inc. ( PSI ), a motion picture and television production company, in exchange for 402,672 shares of the Company's common stock. At June 15, 1993, PSI's liabilities exceeded its assets (at their fair market value) by $150,558, and the excess of the purchase price over the deficiency in the net assets acquired equaled $553,230. This goodwill amount was being amortized over seven years.

      The management of the Company recognized that the financial condition of PSI at December 31, 1994 was such that the Company was not able to exercise control over the operations of its subsidiary, PSI, and that unless immediate financing were obtained under conditions acceptable to the distributor of PSI s principal television series production (the "Series"), bankruptcy of PSI was inevitable. On March 6, 1995, the Company's board of directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI. As of December 31, 1994, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements. The total acquisition cost of PSI was valued at $402,672, which amount was written off as of December 31, 1994 in connection with the abandonment of the Company's investment in PSI's operations.

      On March 1, 1995, certain creditors of PSI (the Petitioning Creditors ) filed an involuntary petition with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Petition asserted claims of amounts owed as a result of the television Series which ceased production in November, 1994. During 1995, PSI and the Petitioning Creditors reached a settlement regarding the issues connected with the production and distribution of the Series. As part of the terms of the settlement, PSI's ownership interest in the television series was relinquished to the distributor of the Series, mutual releases and waivers of all other claims were exchanged, and the Petition was withdrawn. The Company agreed to assist PSI in providing $250,000 as payment to the Petitioning Creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. During 1995, PSI pursued an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations and formulated a proposed cash settlement of all such claims. A substantial majority of creditors was identified and agreed to the proposed settlement, pursuant to which the Company paid or accrued an aggregate of $432,000 during 1995. The Company will continue to assist in the completion of this settlement plan during 1996. By assisting in this settlement, the Company believes that any potential material exposure to the Company as a result of the discontinuation of the Series will have been substantially mitigated and possibly eliminated.

      As a result of the discontinuation of PSI, no net assets or liabilities of PSI are included in the accompanying financial statements.

Current Plans

      The Company is experiencing a liquidity problem and must obtain financing in addition to expected revenues from operations in order to pay its past due obligations and meet its current obligations as they come due. Management is seeking to obtain working capital from several alternate sources, including borrowings from lenders and/or loans based on the Resort property as collateral and through a possible business combination with another company.

      Since November 1994, the Company has pursued negotiations with representatives of a number of unrelated companies in order to complete a business combination which would provide additional revenues and net income to the Company and a public offering of securities, the proceeds of which would be used to reduce the liabilities of the Company and expand the Resort operations. This would result in the reduction of CEI's liabilities and provide expected income in the upcoming year of the Company's operations. However, there can be no assurance that any proposed acquisition or financing will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

      The Company believes that such plans for additional funding and a possible business combination, which have been formulated to overcome its financial difficulties, have the reasonable capability of removing the threat to the continuation of its business. Although management believes material progress has been achieved toward acquiring additional funding, as of the date of this filing there remains substantial doubt concerning the Company's ability to continue as a going concern.

ITEM 2.    DESCRIPTION  OF  PROPERTY

        The land upon which the Resort is located consists of approximately 110 acres of property (the "Resort Property") owned by the Company. The Resort is centrally located near Orange Lake, approximately 11 miles north of Ocala, Florida, 13 miles south of Gainesville, Florida, 20 miles from Silver Springs in Ocala, Florida, 1-1/2 hours from Universal Studios in Orlando, Florida and 1-1/2 hours from Sea World in Florida. Orange Lake covers approximately 22,000 acres with undercover which is characteristically ideal for bass and other game fish. It is connected to a smaller lake by a waterway, Cross Creek.

      The Resort Property is encumbered by a mortgage securing indebtedness owed to AmSouth Bank. The note bears a fixed interest rate of 9% with monthly payments of $5,650 and the remaining principal and interest due in May 1997 in the amount of $420,462. There are no prepayment penalties. As of December 31, 1995, the principal amount due under the mortgage was $457,335. Real estate taxes on the property are approximately $37,000 per year. The Company believes the insurance maintained on the Resort property is adequate.

ITEM 3.   LEGAL PROCEEDINGS

      On March 1, 1995, certain creditors of PSI (the "Petitioning Creditors") filed an involuntary petition with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Petition asserted claims of amounts owed as a result of the television Series which ceased production in November, 1994. During 1995, PSI and the Distributor reached a settlement regarding the issues connected with the production and distribution of the Series. As part of the terms of the settlement, PSI's ownership interest in the television series was relinquished to the Distributor, mutual releases of liability were exchanged between PSI and the Distributor, and the petitioning creditors (which included the Distributor) withdrew the Petition. The Company agreed to assist PSI in providing $250,000 as payment to the Distributor and the other petitioning creditors and further to assist PSI in establishing a fund to
satisfy the remaining claims from other creditors of the Series.   During 1995,
PSI pursued an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations and formulated a proposed cash settlement of all such claims. A substantial majority of creditors were identified and agreed to the proposed settlement, pursuant to which the Company paid or accrued an aggregate of $432,000 during 1995. The Company will continue to assist in the completion of this settlement plan during 1996. By assisting in this settlement, the Company believes that any potential material exposure to the Company as a result of the discontinuation of the Series will have been substantially mitigated and possibly eliminated.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

      The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the periods indicated as reported by the NASDAQ Smallcap Market. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


                                      Common Stock (1)
                                Bid                      Asked
Period of Quotation        High       Low            High         Low

1995
First Quarter            2-13/32     15/16           3-7/8        1-1/4
Second Quarter           2-31/32     1-1/4           3-7/8        1-17/32
Third Quarter            3-3/4       1-17/32         3-29/32      1-1/2
Fourth Quarter           3           1-1/8           3-5/32       1-3/8

1994
First Quarter (2)        21          10              36           16
First Quarter (3)        21-1/4      8-3/4           25           10-5/8
Second Quarter (3)       19-3/8      14-3/8          22-1/2       16-7/8
Third Quarter (3)        16-7/8      13-1/8          18-1/8       14-3/8
Fourth Quarter (3)       13-3/4      2-3/16          10           2-1/2


(1)  Quotes have been restated to adjust for the 1995 Reverse Split.
(2) Reflects closing bid and asked quotations for the period January 1, 1994 through February 18, 1994, the last date on which the Common Stock was quoted in the National Quotation Bureau, Inc. "pink sheets."
(3) Reflects high and low bid and asked quotations for the period February 18, 1994 (the date the Common Stock was listed for trading on NASDAQ) through March 31, 1994, the last day of the first quarter.

      As of December 31, 1995, there were 2,366,753 shares of Common Stock outstanding. As of the same date, there were approximately 247 holders of record of the Common Stock, 291 holders of record of Common Stock Warrants and 12 holders of record of Common Stock Options.

      The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be utilized to fund its operations.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION


General

      The Company is principally engaged in the development, ownership, marketing and operation of a destination resort community and fishing camp located on Orange Lake near Ocala, Florida.

      The Company's Financial Statements for the fiscal year ended December 31, 1995 do not include the accounts of its previously owned subsidiary, Production Services International, Inc. ("PSI"), which the Company discontinued at December 31, 1994 and also do not include its previously owned subsidiary, Celebrity Football, Inc. ("CFI") which was dissolved as of August 13, 1993.

      The Company recognizes revenues related to sales of memberships on the date that the membership contract is paid in full. Until such time, all partial payments received on memberships are recorded as deferred membership revenues on the Company's balance sheet. Any receivable related to the original membership agreement is netted against the deferred membership revenues.

Results of Operations

Fiscal Year Ended December 31, 1995 Compared to Fiscal Year Ended December 31, 1994

      The Company was in the development stage until April 1992, at which time it began operations. Revenues for the fiscal year ended December 31, 1995, amounted to $142,052 compared to $200,035 for the fiscal year ended December 31, 1994. Revenues were derived from memberships paid in full, dues and resort operations. The decrease in revenues resulted from the re-classification of certain deferred revenues and the stabilized use of the resort facilities at the current membership level.

      There were no costs and expenses of revenues for the fiscal year ended December 31, 1995, compared to $9,184 recorded during the fiscal year ended December 31, 1994. The decrease is attributable principally to a redefinition of previous costs of sales categories to general and administrative expenses together with the reduction of merchandise sold in the resort's general store.

      Selling, general and administrative expenses were $2,529,166 for the fiscal year ended December 31, 1995, compared to $977,378 for the fiscal year ended December 31, 1994, an increase of $1,551,788. The increase is due principally to costs associated with issuances of the Company's securities in connection with various consulting arrangements.

      During the fiscal year ended December 31, 1995, interest expense of $2,556,547 was charged to operations, compared with $92,515 during the fiscal year ended December 31, 1994 and the increase of $2,464,032 was due principally to costs associated with the Company's financing arrangements.

      During the fiscal year ended December 31, 1995, loss from discontinued operations decreased to $431,916, compared with $2,151,445 in 1994. This decrease of $1,719,529 was due to the fact that the Company abandoned its investment in PSI during 1994 and continued settlement arrangements with creditors of PSI during 1995.

      Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2010, of approximately $9,477,000 are available at December 31, 1995 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions during the year, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $3,566,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

Abandoned Operations

      The management of the Company recognized that the financial condition of PSI at December 31, 1994 was such that the Company was not able to exercise control over it and that unless immediate financing for production of the Series was obtained under conditions acceptable to the Distributor, bankruptcy of PSI was inevitable. On March 6, 1995, the Company's board of directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI. As of December 31, 1994, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements. PSI's operating activities were de-consolidated from the Company's financial statements as of the period ended December 31, 1994.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash increased $8,974 from $2,278 at December 31, 1994 to $11,252 at December 31, 1995. Net cash used for operating activities was $690,805 for the year ended December 31, 1995 compared with cash used for operating activities of $2,737,366 during the year ended December 31, 1994. The decrease in cash used for operating activities of $2,046,561 was due primarily to stock and stock options issued as payment of finders fees, consulting fees and amounts due to officers as well as a reduction in accounts payable and accrued expenses.

      During the year ended December 31, 1995 cash was used for investing activities in the amount of $12,213 compared to net cash provided by investing activities in the amount of $1,144,031 during the year ended December 31, 1994. The decrease in cash provided by investing activities related primarily to the decrease in production costs related to the discontinuation of PSI.

      During the years ended December 31, 1995 and December 31, 1994, the Company had net cash flows provided by financing activities of $711,992 and $1,590,251 respectively, as a result of proceeds from the sale of securities and repayments of notes.

      The Company, from time to time, receives proceeds from the exercise of outstanding common stock options and warrants, which proceeds are used as working capital. During 1995, the Company received $400,325 from such exercises.

      The Resort Property is encumbered by a mortgage securing indebtedness owed to AmSouth Bank. The note bears a fixed interest rate of 9% with monthly payments of $5,650 and the remaining principal and interest due in May 1997 in the amount of $420,462. There are no prepayment penalties. As of December 31, 1995, the principal amount due under the mortgage was $457,335. Real estate taxes on the property are approximately $37,000 per year.

      During 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. This note has been paid in full. In addition, the Financing Group purchased 200,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company, and 800,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but a registration statement including these shares is currently under review. Also, options were granted to officers and directors of the Company in exchange for indebtedness. In connection with additional funding which the Financing Group has agreed to provide, the Company has granted to the Financing Group options to purchase additional common stock of the Company.

      During 1995 the Company engaged in relationships with certain consultants who are providing services to the Company relating principally to investment banking consultation regarding possible business combinations between the Company and other companies, and expanding the Company's relationships with possible market-makers. In return for such services, the Company granted to such consultants shares and options to purchase shares of the Company's common stock, which shares were registered pursuant to a filing on Form S-8, which the Company completed during 1995 and which provided for a total of 500,000 shares to be granted together with options to be granted for an additional 500,000 shares. As of the date hereof all of such common shares and options have been granted, and all of such options have been exercised. The Company anticipates that the efforts of the consultants will result in improved market support for the Company's publicly-traded securities as well as expanded opportunities for possible business combinations.

      Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing substantial additional financial capital is required and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.

Management's Plans

      The Company intends to complete the development of the Resort Property during the 1995-97 resort seasons, at a total cost of approximately $300,000. During 1995, the Company refocused its marketing efforts so as to encourage "destination" use of the Resort, whereby visitors remain at the Resort for extended periods of time, as well as promotion of the Resort as an organizer and host of rallies and other group functions. It is anticipated that revenues will increase as a result of such marketing efforts, and that such increase will generate cash flow from operations sufficient to finance approximately one-half of the completion of the Resort.

      The Company is experiencing a liquidity problem and must obtain financing in addition to expected revenues from operations in order to pay its past due obligations and meet its current obligations as they come due. Management is seeking to obtain working capital from several alternate sources, including borrowings from lenders and/or loans based on the Resort property as collateral and through a possible business combination with another company.

      The Company and the Financing Group are currently seeking an appropriate candidate for a proposed business combination with the Company. If such proposed business combination is effected, it is anticipated that a public offering or other sale of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations and the combining company's operations. This would result in the reduction of CEI's liabilities and provide expected income in the upcoming year of the Company's operations. However, there can be no assurance that any proposed business combination will be effected. Any such business combination and related public offering is subject to the combining entity's acceptance of the Company's financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the combination.

        The Company believes that such financing plans, which have been formulated to overcome its financial difficulties, have the reasonable capability of removing the threat to the continuation of its business during the twelve month period subsequent to December 31, 1995. Although management believes material progress has been achieved toward acquiring additional funding and toward effectuating a business combination, there remains substantial doubt concerning the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

      The FASB has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of, which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

      The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method had been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.

ITEM 7.          FINANCIAL STATEMENTS

      The following financial statements and schedules are included in this Annual Report on Form 10-KSB following Item 13:

                          Index to Financial Statements
                          Celebrity Entertainment, Inc.

Report of Independent Certified Public Accountants                      F-2
Balance Sheet                                                           F-3
Statement of Operations                                                 F-5
Statement of Stockholders' Equity                                       F-6
Statement of Cash Flows                                                 F-7
Summary of Significant Accounting Policies                              F-8
Notes to Financial Statements                                           F-10



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 1995 are listed below.

       Name                   Age               Position Held

James J. McNamara             46          President, Chief Executive Officer and
                                          Director
J. William Metzger            46          Executive Vice President, Chief
                                          Financial Officer, Controller,
                                          Secretary, Treasurer and Director
David J. Critchfield          44          Director

      Each of the Company's directors has been elected to serve until the next annual meeting of the stockholders of the Company and until each of their respective successors has been elected and qualified or until death, resignation, removal or disqualification. Vacancies in the existing Board are filled by a majority vote of the remaining directors on the Board. The Company's executive officers are appointed by and serve at the discretion of the Board.

      Biographies of the directors and executive officers of the Company are set forth below:

      James J. McNamara has been the President, Chief Executive Officer and a director of the Company since June 1993, at which time the Company acquired PSI, which was formed by Mr. McNamara in 1991. During 1993-1994 Mr. McNamara created and executively produced 61 half-hour episodes of "The NEWZ" television series for PSI. Mr. McNamara has been involved in the music and entertainment business since 1971. Mr. McNamara first became involved in the motion picture business in 1979 when he assumed management of "Hardly Working," a motion picture which had encountered severe financial and production related problems. Largely as a result of Mr. McNamara's efforts, "Hardly Working" was distributed by Twentieth Century-Fox and became one of the highest grossing independently-produced pictures of 1981. From 1981 through 1985, Mr. McNamara developed various motion picture properties while maintaining offices at Twentieth Century-Fox in Los Angeles and commencing centralization of his operations in Palm Beach, Florida. In 1986, Mr. McNamara formed Entertainment, Inc., a Florida corporation which became the managing general partner of Premiere, Ltd., a limited partnership formed to develop motion pictures and television projects. Premiere, Ltd. developed a portfolio of projects including "Super Force," a half-hour action-adventure television series produced in association with Viacom Enterprises, which also distributed the series worldwide in first-run syndication. From 1988 until 1991, Mr. McNamara created and executively produced 48 episodes of "Super-Force." Premiere, Ltd. is no longer actively engaged in the development of motion picture and television projects. Premiere ceased to operate as a going concern in October 1991 due to cash flow difficulties experienced by Premiere. Mr. McNamara is a director of DeNovo Corporation, an Ontario, Canada corporation quoted on the Nasdaq Smallcap market which is engaged in the publishing and distribution of several lifestyle and entertainment periodicals. Mr. McNamara holds no directorships in any other companies with a class of securities registered on a national exchange or which are required to file annual, quarterly or other periodic reports with the Commission. During the past five years, Mr. McNamara has principally been involved in the creation and production of television projects and the management of the Company.

      J. William Metzger has been Executive Vice President, Chief Financial Officer, Controller, Secretary, Treasurer and a director of the Company since June 1993 at which time the Company acquired PSI. Mr. Metzger assisted Mr. McNamara in the "Hardly Working" project and was chiefly responsible for the re-editing, completion and promotion of the film. He has worked with Mr. McNamara since that time as a development executive in the offices at Twentieth Century-Fox and as Executive Vice-President of Entertainment, Inc. and PSI and as a control person of Premiere. Mr. Metzger holds no directorships in any other company with a class of securities registered on a national exchange or which is required to file annual, quarterly, or other periodic reports with the Commission. During the past five years, Mr. Metzger has principally been involved in the production of television projects and the management of the Company.

      David J. Critchfield has been a director of the Company since May, 1995. He has been the Secretary and Treasurer of TeleMatrix, Inc., a privately-held telephone manufacturer and retailer based in Coral Springs, Florida, since its inception in November, 1992. From 1990 until 1992 he served as Vice President and Secretary/Treasurer of TeleConcepts, Inc., a publicly traded company involved in the telecommunications industry. From 1985 through 1990, Mr. Critchfield was Treasurer and Controller of Petro 85, Inc., an oil and gas drilling and production company located in Kansas.

      Because of personal and other business demands, Mr. Donald R. Hessler resigned from the Board of Directors as of March 7, 1995. Mr. David J. Critchfield was appointed to fill a vacancy on the Board on May 30, 1995. Mr. Critchfield will serve until the next annual meeting of stockholders or until his successor is elected and qualified.

      As of December 31, 1995, no committees of the Board of Directors had been established.

Compliance with Section 16(a) of the Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      As of December 31, 1995, the Company had not received required Forms 4 or 5 from Messrs. McNamara and Metzger.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer during the last fiscal year and the Company s most highly compensated executive officers who served as such during fiscal 1995 whose total annual salary and bonus exceeded $100,000. The Company had one Chief Executive Officer during fiscal 1995.

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                        Annual Compensation                      Awards            Payouts

                                            Other          Restricted                            All Other
 Name and                                   Annual           Stock      Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs (#)  Payments (#)  sation
 Position              ($) (1)    ($)        tion             ($)                                    ($)
                                           ($) (1)

James J.
McNamara        1995    26,250(2)  -         103,511(3)        -       50,000(4)(5)     -              -
CEO                                                                    50,000(5)(6)
                1994     3,342     -           -               -      250,000(7)        -              -
                        42,925(2)

                1993     -         -           -               -         -              -              -

J. William
Metzger         1995    26,250(2)  -         103,511(3)        -       50,000(4)(5)     -              -
                                                                       50,000(5)(6)
                1994     3,342     -           -               -      125,000(7)        -              -
                        42,925(2)

Chief Executive 1993     -         -           -               -         -              -              -
  Officer(1)


(1) Mr. McNamara became Chief Executive Officer of the Company in June 1993. His compensation for his services as Chief Executive Officer of the Company commenced as of the closing of the Company's Public Offering in January 1994.
(2) Earned but not paid.
(3) This figure represents the fair market value of common stock received upon cashless exercise of stock option for forgiveness of indebtedness, minus the amount of indebtedness forgiven.
(4) Exercise price $0.50 per share.  Currently outstanding, expiring 9/1/98.
(5) All options indicated were granted in consideration of Messrs. McNamara's and Metzger's waiving earned but unpaid salary in the amount of $42,925 each for 1994 and $26,250 each for 1995.
(6) Exercise price $2.50 per share.  Currently outstanding, expiring 9/1/98.
(7) Cancelled by agreement.

Stock Options

      The following table sets forth certain information with respect to options exercised during fiscal 1995 by the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such individuals at the end of fiscal 1995.

                   Option/SAR Grants in Last Fiscal Year
[S]                 [C]            [C]        [C]         [C]
                              Individual Grants
                                   % of
                                   Total
                                   Options/
                    Number of      SARs
                    Securities     Granted
                    Underlying     to          Exercise
                    Options/SARs   Employees   or Base
                    Granted        in Fiscal   Price      Expiration
Name                (#)            Year        ($/Share)  Date

James J.            100,000        33.3%        $0.50      9/98
McNamara             50,000        16.7%         2.50      9/98

J. William          100,000        33.3%        $0.50      9/98
Metzger              50,000        16.7%         2.50      9/98



      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
Name              Shares                  Number of Securities        Value of
                  Acquired On   Value     Underlying Unexercised      in the
                  exercise (#)  Realized  Options/SAR's at FY-        Money Options/SAR's
                                          End (#)                     at FY-End ($)
                                          Exercisable  Unexercisable  Exercisable  Unexercisable

James J.            50,000     $102,500    100,000        0           $100,000       0
McNamara

J. William          50,000     $102,500    100,000        0           $100,000       0
Metzger


      Mr. McNamara and Mr. Metzger are each a party to an employment agreement with the Company providing for their services until December 31, 1998 at a current annual salary of $55,125 each with a 5% annual escalation.

      Directors are not compensated for their services as members of the Board of Directors of the Company.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      The following table sets forth, as of the date hereof, certain information with respect to the beneficial ownership of outstanding shares of the Company's common stock by: (i) each person known by the Company to be the beneficial owner of five percent or more of its outstanding common stock, (ii) each director and named executive officer of the Company individually and (iii) all executive officers and directors of the Company as a group.


Name and Address of                       Common                Percent of
Beneficial Owner                          Stock               Common Stock Owned

James J. McNamara
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                     174,786(1)                    7.1 %

J. William Metzger
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                     174,786(1)                    7.1 %

David J. Critchfield
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                         0                           0%

All Officers and Directors
    As A Group (3 persons)                349,572                     13.6 %



(1) Includes 74,786 shares directly owned and 100,000 shares beneficially owned pursuant to options currently exercisable.

ITEM 12.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS

      In connection with the financing transaction completed on June 30, 1995 described above, Mr. McNamara and Mr. Metzger forgave an aggregate of $138,350 of accrued salary and benefits owed to them by the Company, and agreed to the cancellation of 375,000 then outstanding options to purchase common stock. In exchange, they received 50,000 options each to purchase common stock at an exercise price of $0.50, which were deemed simultaneously exercised for forgiveness of debt; 50,000 options each to purchase common stock at an exercise price of $0.50 which remain outstanding; and 50,000 options each to purchase common stock at an exercise price of $2.50 which remain outstanding. The outstanding options have an expiration date of 9/1/98.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

None.

Exhibits:

Exhibit
Number            Exhibit

2.1   Restated Financing Agreement and Letter of Intent dated June 30, 1995.

3.1* Certificate of Incorporation of the Company, filed as Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-40203.

3.2* Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware January 28, 1988, filed as Exhibit 3.02 to the Company's Registration Statement on Form S-1, File No. 33-40203.

3.3* Amended and Restated By-Laws of the Company, filed as Exhibit 3.3 to the Company's Registration Statement on Form S-2, File No. 33-69744.

3.4* Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware April 27, 1990, filed as Exhibit 3.02 to the Company's Registration Statement on Form S-1, File No. 33-40203.

3.5* Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware February 18, 1993, filed as Exhibit 3.5 to the Company's Registration Statement on Form S-2, File No. 33-69744.

3.6* Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware (November 3, 1993) and filed as an exhibit to the Company's Form 10-QSB, File No. 0-19196, filed with the Securities and Exchange Commission on November 19, 1993.

3.7 Certificate of Correction of Certificate of Designation of the Company filed in the office of the Secretary of State of Delaware (July 28, 1995).

3.8 Certificate of Increase of Number of Shares of Class A Convertible 8% Stock of the Company filed in the office of the Secretary of State of Delaware (July 28, 1995).

3.9 Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware (July 28, 1995).

4.1* Specimen Common Stock Certificate, filed as Exhibit 4.01 to the Company s Registration Statement on Form S-18, File No. 33-33035A.

4.2*  Specimen Class A Convertible Preferred Stock Certificate.

4.3* Form of Warrant Agreement among the Company, I.A. Rabinowitz & Co., and American Stock Transfer & Trust Company, as warrant agent.

4.4*  Specimen Common Stock Purchase Warrant.

4.5*  Form of Class A Preferred Stock Warrant.

4.6*  Form of Representative's Unit Purchase Warrant.

4.7* Warrant of (ITI) Glendale, Inc. relating to 100,000 shares of Common Stock, filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.8* Warrant of David A. Johnson relating to 100,000 shares of Common Stock, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.9* Related documents dated July 23, 1993 (the July 93 Agreements ) by and among the Company, Abingdon Farms, Inc. ( AFI ) and David A. Johnson, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-2, File No. 33-69744 including:

      a) Agreement to Sell Securities, between AFI and David A. Johnson relating to the sale of 100,000 Common Stock Purchase Warrants and 94,288 shares of Common Stock;
      b) Promissory Note in principal amount of $194,718 made by AFI in favor of Mr. Johnson;
      c)    Letter from Mr. Johnson to First Union National Bank of Florida;
      d)    Letter from Mr. Johnson to the Company;
      e)    Two letters from the Company to Mr. Johnson;
      f)    Letter from the Company to Mr. Johnson; and
      g)    Letter from AFI to Mr. Johnson.

4.10* Letter Agreement dated August 27, 1993 by and between the Company, AFI and
      David A. Johnson, transferring all of AFI's rights and obligations in the 7/23/93 Agreements to IDIICO, filed as Exhibit 4.10 to the Company s Registration Statement on Form S-2, File No. 33-69744.

4.11* Certificate of Designation, Number, Powers, Preferences and Relative,
      Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing Characteristics of Preferred Stock of the Company, filed in the Secretary of State of Delaware's office on July 31, 1990, filed as Exhibit 4.11 to the Company s Registration Statement on Form S-2, File No. 33-69744.

4.12* Amended Certificate of Designation, Number, Powers, Preferences and
      Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing Characteristics of Preferred Stock of the Company, filed in the Secretary of State of Delaware's office on February 18, 1993, filed as Exhibit 4.12 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.13* Form of Certificate of Designation Setting Forth the Preferences, Rights and Limitations of Preferred Stock, which will designate the Class A Preferred Stock, filed as Exhibit 4.13 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.14* Form of New Common Stock Certificate (Post 1993 Reverse Split), filed as
      Exhibit 4.14 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.1* 1992 Stock Option Plan of the Company, filed as Exhibit 10.14 to the
      Company's Registration Statement on Form S-2, File No. 33-69744.

10.2* Agreement between the Company and Resort Parks International, Inc., filed as Exhibit 10.15 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.3* Form of Celebrity Resorts, Inc. Membership Agreement, filed as Exhibit
      10.16 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.4* Form of Celebrity Resorts, Inc. Promissory Note (for membership sales), filed as Exhibit 10.21 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.5* Note and Mortgage Modification and Agreement Regarding Closing of Loan dated as of May 2, 1994 by and between the Company and AmSouth Bank of Florida, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-19196).

10.6* Employment Agreement between James J. McNamara and the Company dated as of
      January 27, 1994 filed as Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-19196).

10.7* Employment Agreement between J. William Metzger and the Company dated as of January 27, 1994 filed as Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-19196).

________________

*     Previously filed.



                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of April, 1996.


                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  James J. McNamara
                                          James J. McNamara
                                          Chief Executive Officer




      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date


/s/  James J. McNamara    President, Chief Executive        April 15, 1996
James J. McNamara             Officer and Director


/s/  J. William Metzger   Executive Vice President,         April 15, 1996
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director




                   Celebrity Entertainment, Inc.









                                 Financial Statements
                              Years Ended December 31, 1995 and 1994


            Report of Independent Certified
            Public Accountants                                               F-2

            Financial statements

            Balance sheet                                              F-3 - F-4
            Statements of operations                                         F-5
            Statements of stockholders' equity                               F-6
            Statements of cash flows                                         F-7
            Summary of significant accounting policies                 F-8 - F-9
            Notes to financial statements                            F-10 - F-20



Report of Independent Certified Public Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.



                                                                BDO Seidman, LLP
     Orlando, Florida
     April 8, 1996

                                                  Celebrity Entertainment, Inc.

                                                                  Balance Sheet


            December 31,                                                   1995


            Assets

            Current:
             Cash                                                   $    11,252
             Prepaid expenses                                             6,670


                  Total current assets                                   17,922


            Land                                                        670,780
            Buildings and improvements                                2,854,748
            Equipment                                                   154,625
            Furniture and fixtures                                       33,377


                                                                      3,713,530

            Less accumulated depreciation                               523,387


                                                                      3,190,143




                                                                   $  3,208,065


   See accompanying summary of significant accounting policies and notes to financial statements.


                                                  Celebrity Entertainment, Inc.

                                                                  Balance Sheet


            December 31,                                                   1995


            Liabilities and Stockholders' Equity

            Current liabilities:
             Notes payable (Note 3)                                 $   277,590
             Accounts payable                                           364,890
             Accrued expenses                                            70,623
             Deferred membership revenues (Note 4)                       53,073
             Current maturities of long-term debt (Note 5)               30,087


                  Total current liabilities                             796,263


            Long-term debt, less current maturities (Note 5)            429,530


                  Total liabilities                                   1,225,793


            Commitment and contingencies (Note 9)

            Stockholders' equity (Note 6):
             Preferred stock, $.01 par value; 2,000,000 shares
              authorized
                Designated class A convertible;
                 1,525,000 shares designated,
                 1,064,000 shares outstanding                            10,640
             Common stock, $.0001 par value; 25,000,000 shares
              authorized, 2,366,753 shares outstanding                      237
             Additional paid-in capital                              12,827,004
             Accumulated deficit                                    (10,063,435)


                                                                      2,774,446
             Less notes receivable arising from
              issuance of preferred and common stock                    792,174


                  Total stockholders' equity                          1,982,272


                                                                    $ 3,208,065

       See accompanying summary of significant accounting policies and notes to financial statements.

                                                  Celebrity Entertainment, Inc.

                                                       Statements of Operations

            Year ended December 31,                                   1995           1994


            Revenues:
                  Resort membership sales                      $    24,500      $   97,818
                  Resort operations                                117,552         102,217


                  Total revenues                                   142,052         200,035

            Cost of sales                                                            9,184


                  Gross profit                                     142,052         190,851

            Selling, general and administrative expenses         2,529,166         977,378


                  Operating loss                                (2,387,114)       (786,527)


            Other income (expenses):
                  Interest income                                    4,740          10,186
                  Interest expense                              (2,556,547)        (92,515)



                                                                (2,551,807)        (82,329)


                  Loss from continuing operations               (4,938,920)       (868,856)

            Discontinued operations (Note 2):
                  Gain on abandonment of television
                   production subsidiary                                           750,773
                  Loss from discontinued operations of
                    television production subsidiary              (431,916)     (2,902,218)


                  Income (loss) from discontinued operations      (431,916)     (2,151,445)


            Net loss                                            (5,370,837)     (3,020,301)

            Preferred stock dividends                              (66,120)        (47,120)


            Net loss applicable to common stock               $ (5,436,957)   $ (3,067,421)


            Loss from continuing operations per common share  $      (4.38)   $      (2.71)


            Loss from discontinued operations                 $       (.38)   $      (6.35)


            Net loss per common share                         $      (4.76)   $      (8.92)


            Weighted average number of
              common shares outstanding                          1,142,545         338,655

                  See accompanying summary of significant accounting policies and notes to financial statements.

                                                                                               Notes
                                                                                               Receivable

                                                                                                                       Arising from
                                                                                    Additional                        Issuance of
                                      Preferred Stock            Common Stock          Paid-In      Accumulated     Preferred and
                                     Shares    Amount           Shares    Amount       Capital          Deficit      Common Stock


Balance, December 31, 1993             -      $   -           1,456,844   $ 145     $ 4,789,023   $ (1,672,297)    $     -

1-for 5 reverse stock split (Note 6)   -          -          (1,164,475)   (116)            116              -           -

Sale of preferred stock             345,000    3,450                -        -          871,968              -           -

Conversion of bridge loans
  into preferred stock              200,000    2,000                -        -           98,000              -           -

Exercise of preferred stock warrants 44,000      440                -        -          263,560              -           -

Exercise of common stock warrants      -          -             76,000        8         468,117              -           -

Sale of common stock                   -          -             40,384        4         213,121              -           -

Issuance of common stock warrants in
  payment of consulting fees (Note 6)  -          -                 -        -           70,313              -           -

Issuance of common stock warrants in
  payment of issuance costs (Note 6)   -          -                 -        -          203,750              -           -

Net loss                               -          -                 -        -              -       (3,020,301)          -


Balance, December 31, 1994          589,000    5,890           408,753       41       6,977,968     (4,692,598)

Sale of preferred stock             475,000    4,750                -        -           95,250              -     (100,000)

Sale of common stock                   -          -          1,023,000      102       2,167,648              -     (400,000)

Issuance of common stock in
  payment of consulting fees           -          -            835,000       84       2,204,430              -     (292,174)

Issuance of common stock options in
  payment of officers' salaries        -          -                 -        -          214,063              -           -

Issuance of common stock options in
  payment of rent                      -          -                 -        -           82,500              -           -

Issuance of common stock in
  payment of debt to officers          -          -            100,000       10         257,021              -           -

Issuance of common stock options in
  payment of commission on debt
  issuance                             -          -                 -        -          828,124              -           -

Net loss                               -          -                 -        -                -     (5,370,837)          -


Balance, December 31, 1995        1,064,000   $ 10,640       2,366,753    $ 237    $ 12,827,004  $ (10,063,435)  $ (792,174)

See accompanying summary of significant accounting policies and notes to financial statements.

            Year ended December 31,                                      1995            1994


            Cash flows from operating activities:
             Net loss                                                $ (5,370,837)     $ (3,020,301)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization                               115,921           128,866
              Gain on abandonment of television production subsidiary        -             (750,773)
              Stock issued as payment of finder's fees for debt         2,484,372             -
              Stock issued as payment of consulting fees                1,512,015            70,313
              Stock issued as payment of debt to officers                 207,031             -
              Stock options issued as payment of officer salaries         128,213             -
              Stock options issued as payment of office rent               82,500             -
              Change in current assets and liabilities:
                Membership accounts receivable                               -                3,209
                Accounts receivable                                          -              (23,897)
                Inventory                                                    -                4,690
                Prepaid expenses                                             (197)            1,462
                Accounts payable and accrued expenses                     147,510           897,781
                Deferred membership revenues                                2,667             9,505
                Management fees payable                                      -              (58,221)


            Net cash used for operating activities                       (690,805)       (2,737,366)


            Cash flows from investing activities:
             Purchase of property and equipment                           (12,213)          (57,155)
             Decrease (increase) in production costs                         -            1,194,653
             Decrease (increase) in other assets                             -                6,533


            Net cash provided by (used for) investing activities          (12,213)        1,144,031


            Cash flows from financing activities:
             Proceeds of notes payable                                    275,850            86,675
             Repayments of notes payable                                  (46,743)         (400,000)
             Proceeds (repayments) of bridge loans                           -             (250,000)
             Proceeds (repayments) of notes payable to affiliates            -             (221,927)
             Repayments of long-term debt                                 (28,941)         (121,248)
             Decrease (increase) in note receivable   officer                -               45,000
             Proceeds from the issuance of preferred stock                   -            1,302,751
             Proceeds from the exercise of preferred stock warrants          -              264,000
             Proceeds from the exercise of common stock warrants             -              570,000
             Proceeds from the issuance of common stock                   511,826           315,000

            Net cash provided by financing activities                     711,992         1,590,251


            Decrease in cash                                                8,974            (3,084)

            Cash, beginning of year                                         2,278             5,362


            Cash, end of year                                            $ 11,252           $ 2,278

            See accompanying summary of significant accounting policies and notes to financial statements.

            Organization

            Celebrity Entertainment, Inc. ( CEI or the Company ), a Delaware corporation, developed and operates a destination resort community featuring golf, fishing and recreational activities. CEI markets memberships in the resort which entitle members to the use of resort facilities at reduced rates. On November 3, 1993, CEI changed its name from Celebrity Resorts, Inc. to Celebrity Entertainment, Inc. Income from the resort is seasonal, and on an annual basis, the Company is required to seek additional financing to pay long-term debt obligations and the resort's on-going operations, including payroll, creditors and taxes. Income from the resort operations is not sufficient to sustain the Company's operations.

            Property and Equipment

            Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives (5 to 31.5 years) of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes.

            Net Loss Per Common Share

            The net loss per common share is computed using the Common Share weighted average number of common shares outstanding during each period after giving effect to the 1-for-5 reverse stock split described in Note 6. Common stock equivalents have not been included since the effect would be antidilutive.

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

            Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ( SFAS 109 ), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by the amount of tax benefits not expected to be realized.

            Reclassifications

            Certain items in the financial statements of the prior year have been reclassified to conform to the 1995 presentation.

            Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Recent Accounting Pronouncements

            The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

            The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method had been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.



            1.  Going Concern and Management's Plans

            As shown in the accompanying financial statements, CEI has experienced significant operating losses which have resulted in a deficit of $10,270,465. During the year ended December 31, 1995, CEI generated revenues from resort operations; however, it reported an operating loss from continuing operations of $5,145,951 and has negative working capital of $778,343. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            CEI is in discussions with a representative of a privately-held company who has provided a verbal commitment to complete a merger of such company with CEI. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to CEI.
            Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations. However,there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger.

            Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities.

            2.  Business Acquisition and Discontinued Operations

            On June 15, 1993, the Company acquired the outstanding common stock of Production Services International, Inc. (PSI) in exchange for 402,672 shares of the Company's common stock. The acquisition of PSI was accounted for using the purchase method of accounting. Accordingly, (a) the results of PSI's operations were included in the statement of operations from the date of acquisition and (b) the total acquisition cost has been allocated to the assets and liabilities of PSI based on their relative estimated fair values at the date of purchase. At June 15, 1993, PSI's liabilities exceeded its assets (at their fair market value) by $150,558, and accordingly, the excess of the purchase price over the deficiency in the net assets acquired equaled $553,230. This goodwill amount was being amortized over seven years.

            Operations of PSI Discontinued

            On March 1, 1995,certain creditors of PSI filed a petition with the United States Bankruptcy Court in the middle district of Florida in Orlando, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The petition asserted claims of amounts owed as a result of a television series which ceased production in November 1994. Such claims are for amounts in excess of the accounts payable and PSI is negotiating with the three creditors who initiated the filing toward a settlement of their claims. This petition was withdrawn in favor of a workout plan developed by the Company.

            During the year ended December 31, 1995, the Company, at the advice of counsel, entered into a settlement agreement with PSI's three major creditors to satisfy $225,000 of existing PSI liabilities. The Company has also agreed to satisfy liabilities to other creditors of PSI of approximately $207,000. No other liabilities are expected to be paid on behalf of PSI.

            On March 6, 1995,the Company's Board of Directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI.

            As a result of the petition for bankruptcy against PSI and the Company's related inability to maintain control over PSI, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements in 1994.

            Summarized results of operations of PSI were as follows:

            Year ended December 31,               1995           1994


            Revenues                            $   -         $ 4,212,961
            Loss from discontinued operations   $ 431,916     $ 2,151,445

            3.  Notes Payable

            Notes payable consist of various uncollateralized notes payable to third parties totaling $73,257 and to stockholders totaling $204,333 and bear interest ranging from 7.5% to 10%, some of which matured on or before December 31, 1995. Notes payable aggregating $73,257 are past due. Notes payable for $32,000 are convertible at the election of the holder into the Company's common stock at conversion prices ranging from $1.00 to $1.50 per share.

            4.  Deferred Membership Revenues

            Deferred membership revenues are summarized as follows:

            December 31,                                         1995


            Membership contracts sold to date which
               have not been fully paid                      $  83,705
            Less membership notes receivable                    30,632


                                                             $  53,073


            Notes receivable from the sale of new individual memberships are collectible in monthly installments over periods of 36 to 60 months with interest at 14%.

            5.  Long-Term Debt

            Long-term debt consists of a mortgage note payable to a bank which is collateralized by land in Ocala, Florida and an equipment loan with a remaining balance of $2,282. The mortgage note bears interest at 9% and is payable in monthly payments of $5,650, including principal and interest to May 1997 with balance due on June 2, 1997. The equipment loan is due on July 6, 1996.

            Principal payments required to be made in future years are as follows:

            Year ending December 31,                           Amount


            1996                                              $ 30,087
            1997                                               429,530
                                                               459,617


            The fair value of debt at December 31, 1995 approximated the carrying value.

            6.  Stockholders' Equity

            Issuance of Common Stock and Options

            At the Company's annual meeting of stockholders on February 27, 1992, the stockholders approved a stock option plan in which up to 1,000,000 common shares may be subject to options and/or stock appreciation rights. These options and/or stock appreciation rights may be granted to key employees, officers,directors and consultants of the Company at the discretion of the Board of Directors. Changes in options outstanding are summarized as follows:
                                                                   Option Price
                                                  Shares           per Share

            Balance, December 31, 1994            75,000              $14.05
            Granted                                  -                  -
            Expired                              (75,000)             $14.05

            Balance, December 31, 1995               -                  -


          As of December 31, 1994, the Company had an outstanding stock option to the underwriter of the Company's initial public offering permitting the holder to purchase 3,438 units (each unit consists of four shares of common stock and six warrants) at $96.00 per unit.
            These options expired on August 14, 1995.

           On June 30, 1995, the Company issued 800,000 shares of common stock (4,000,000 shares before the reverse stock split) at a price of $.50 per share and 475,000 shares of Class A convertible 8% preferred stock at a price of $.21 per share as a part of a financing agreement with a stockholder in order for the stockholder to provide a loan to the Company in the amount of $200,000. As an additional part of the financing agreement, the Company issued to the stockholder an option to purchase 400,000 shares of common stock (2,000,000 shares before the reverse stock split) at an exercise price of $.50 per share. The fair market value of the Company's common stock at the date of issuance of these shares and option was approximately $2.57 per share. The Company's Class A convertible 8% preferred stock was delisted by the National Association of Security Dealers in 1995 and therefore has no available current market value. The Company accepted a note from the stockholder for the purchase of the common and preferred stock shares in the amount of $500,000. The difference between the fair market value and the consideration received on the issuance the shares of common stock and the option amounted to $2,484,372 and was recorded as interest expense.

          On June 30, 1995, the Company issued 100,000 shares of common stock (500,000 shares before the reverse stock split) to the officers of the Company in repayment of a note payable in the amount of $50,000. The officers of the Company also agreed to forego collection of accrued salaries in the amount of $138,350 ($85,850 related to 1994) in exchange for an option to purchase 200,000 shares of common stock (1,000,000 shares before the reverse stock split) at an exercise price of $.50 per share for 100,000 shares and $2.50 per share for 100,000 shares. The fair market value of the Company's common stock at the date of issuance of these shares and option was approximately $2.57 per share. The difference between the fair market value and the consideration received on the issuance of the shares relating to the exchange of debt amounted to $207,031 and was recorded as interest expense, and the shares relating to the exchange of officers' salaries amounted to $214,063, of which $128,213 was recorded as salaries expense in 1995.

          During 1995, the Company issued 835,000 shares of common stock for total consideration of $692,500 as a part of consulting services rendered to the Company. The fair market value of the Company's common stock at the date of issuance of these shares was $2,204,515. The difference between the fair market value and the consideration received on the issuance of these shares amounted to $1,512,015 and was recorded as consulting services expense.

          During 1995, the Company's landlord was granted the right to receive 30,000 shares of common stock in consideration for past rent. The fair market value of the Company's common stock at that date was $2.75 per share. Accordingly, the Company recorded $82,500 in additional rent expense for 1995.

          On June 30, 1995, the Company sold 200,000 shares of common stock (1,000,000 shares before the reverse stock split) to a third party at a price of $.50 per share.

          Common Stock Warrants

          At December 31, 1995, the Company had 65,925 common stock warrants outstanding. Information relating to these warrants is summarized as follows:
                                                   Number of        Exercise
            Expiration Date                         Warrants            Price

            September 1996                            64,400           $ 23.75
            April 1997                                 1,525             23.60


            During 1994, the Company's Board of Directors approved a reduction of the exercise price of the 64,400 warrants expiring in September 1996 from $20 per warrant to $4.75 per warrant ($23.75 per warrant on a post-split basis). The new exercise price reflected the market value of the Company's common stock at the date of the exercise price reduction.


            Stock Split

            The Company declared a 1-for-5 reverse common stock split effective August 3, 1995. The loss-per-share calculation and all common share information contained in these financial statements have been retroactively adjusted to give effect to the stock split.


          Preferred Stock

          On January 27, 1994, the Company completed a public offering of its securities. The offering was for 345,000 units consisting of 345,000 shares of $.01 par value Class A convertible 8% preferred stock and 690,000 Class A preferred stock purchase warrants. Each share of Class A preferred stock is convertible into 2/5 of a share of the Company's common stock at the election of the holder at any time after January 27, 1995. The Class A preferred stock is redeemable (subject to certain conditions) at the discretion of the Company at a redemption price of $7.50 per share. Beginning January 1, 1995, each share of Class A preferred stock will entitle the holder to receive cumulative preferential dividends which will accrue and be payable on an annual basis at 8% of the redemption price. The Class A preferred stock purchase warrants are detachable from the Class A preferred stock and entitle each holder to purchase one share of Class A preferred stock at an exercise price of $6 per share through January 1997. The public offering generated proceeds of $1,302,751, net of public offering expenses of approximately $422,249. A portion of the net proceeds was used to retire $400,000 payable under a bank line of credit, $250,000 of bridge loans payable, $40,000 of notes payable to affiliates, $39,150 of accrued interest and $200,000 of accounts payable. The remainder of the net proceeds were to be used to fund the Company's continuing operations, including $360,000 to be used for PSI's television and film production projects. At December 31, 1995, the Company had 1,064,000 shares of Class A convertible preferred stock outstanding.

          Preferred Stock Warrants

          At December 31, 1995, the Company had 876,000 Class A preferred stock purchase warrants outstanding. The warrants entitle each holder to purchase one share of Class A preferred stock at an exercise price of $6 per share through January 1997.

          In connection with the Company's January 27, 1994 preferred stock offering, 30,000 unit purchase warrants were issued to the underwriter of the public offering. The unit purchase warrants are exercisable into 30,000 shares of Class A convertible 8% preferred stock and 60,000 Class A preferred stock purchase warrants.

          Bridge Loan Conversion

          During 1994, $100,000 of bridge loans were converted into 200,000 units consisting of 200,000 shares of $.01 par value Class A convertible 8% preferred stock and 200,000 Class A preferred stock purchase warrants.

          Shares Reserved

          At December 31, 1995, the Company has reserved common stock for future issuance under all of the above arrangements totaling 1,695,525 shares.

          7.  Income Taxes

          The components of the net deferred assets consist of the following:

                                                                      1995


             Deferred tax assets:
               Net operating loss carryforwards                  $ 3,566,196
               Other                                                  38,560


             Gross deferred income tax assets                      3,604,756
             Valuation allowance                                  (3,604,756)


             Total deferred income tax assets                         -

             Deferred income tax liability:
               Gain on abandonment of subsidiary                      -


             Net deferred income tax assets                      $    -


            Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2010, of approximately $9,477,000 are available at December 31, 1995 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions during the year (Note 6), these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $3,566,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.


            8.  Supplemental Cash Flow Information

            Year ended December 31,                           1995        1994


            Cash paid for interest                        $  54,200   $ 147,826

            Noncash financing and investing activities:
              Offset of additional paid-in capital
                for deferred offering costs                     -       427,332
              Conversion of bridge loans into
                preferred stock                                 -       100,000
              Conversion of notes payable to
                affiliate to notes payable                      -        15,054
              Issuance of common stock warrants in
                payment of issuance costs                       -       203,750
              Common stock issued as finder's
                fees for debt                             2,484,372         -
              Issuance of common stock options in
                payment of consulting fees                1,512,015      70,313
              Note receivable from issuance of
                preferred and common stock                  792,174         -
              Common stock issued in settlement
                of stockholder debt                         207,031         -
              Common stock options issued in
                exchange for officers' salaries             128,213         -
              Payment of office rent through
                issuance of common stock options             82,500



          9.  Commitment and Contingencies

          Litigation

          The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, based upon the opinion of the Company's legal counsel, management presently believes that the outcome of each such proceedings or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's financial position.


          Employee Agreements

          The Company has entered into employment agreements with certain key executives that expire at the end of 1998. The agreements provide for base compensation as follows:

          Year ending December 31,                           Amount

          1996                                              $ 100,000
          1997                                                100,000
          1998                                                100,000
                                                            $ 300,000


          10. Fourth Quarter Adjustment

          During the fourth quarter of 1995, the Company recorded certain stock transactions (Note 6) that resulted in consulting expenses being recorded in the amount of $781,718.

          11. Subssequent Event

          Subsequent to December 31, 1995, the Company sold additional shares of common stock through a Regulation S offering for a gross offering of $860,000 and received net proceeds of approximately $390,000.
          A portion of these funds was used to retire the note payable to a stockholder and the related accrued interest (see Note 3). The remaining proceeds were advanced to this stockholder.