Form 10KSB/A
period 1995-12-31
CELEBRITY ENTERTAINMENT INC
filed 1996-04-19
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

FORM 10-KSB/A#1
(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Traditional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X  ]


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

None.

Exhibits:

Exhibit
Number            Exhibit

2.1*  Restated Financing Agreement and Letter of Intent dated June 30, 1995.

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

3.7* Certificate of Correction of Certificate of Designation of the Company filed in the office of the Secretary of State of Delaware (July 28, 1995).

3.8* Certificate of Increase of Number of Shares of Class A Convertible 8% Stock of the Company filed in the office of the Secretary of State of Delaware (July 28, 1995).

3.9* Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware (July 28, 1995).

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

27    Financial Data Schedule.
________________

*     Previously filed.
                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 19th day of April, 1996.


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


Signature                     Title                         Date


/s/  James J. McNamara    President, Chief Executive        April 19, 1996
James J. McNamara             Officer and Director


/s/  J. William Metzger   Executive Vice President,         April 19, 1996
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director