Form 10QSB
period 1996-03-31
CELEBRITY ENTERTAINMENT INC
filed 1996-05-15
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-QSB

          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996.

                                       OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from________________ to________________

                         Commission file number 0-19196

                          CELEBRITY ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)
                       (Formerly Celebrity Resorts, Inc.)

          Delaware                                           11-2880337

(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                  214 Brazilian Avenue #400, Palm Beach, Florida 33480
                    (Address of principal executive offices)

                                 (407) 659-3832
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No______

Class                                     Outstanding at May 15, 1996:

Common Stock, $.0001 par value                  3,474,753

Preferred Stock, $.01 par value                 1,064,000




                          CELEBRITY ENTERTAINMENT, INC.
                                      INDEX

                                                            Page Number

PART I.           FINANCIAL INFORMATION                           3

      Item 1.     Financial Statements

                  Balance Sheet                                   4

                  Statement of Operations                         5

                  Statement of Cash Flows                         6

                  Statement of Stockholders' Equity               7

                  Notes to Financial Statements                   8

      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                           11


PART II.          OTHER INFORMATION                              16


      Item 1.     Legal Proceedings                              16

      Item 2.     Changes in Securities                          16

      Item 3.     Defaults Upon Senior Securities                16

      Item 4.     Submission of Matters to a
                  Vote of Security Holders                       16

      Item 5.     Other Information                              16

      Item 6.     Exhibits and Reports on Form 8-K               18

Signatures

PART I.      FINANCIAL INFORMATION

      The condensed financial statements for the periods ended March 31, 1996 and March 31, 1995 included herein have been prepared by Celebrity Entertainment, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995.

      The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

      The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

                         Celebrity Entertainment, Inc.

                            Condensed Balance Sheet

                                March 31, 1996

                                                                    Unaudited

Assets

Current Assets:

Cash                                                            $       120,159
Prepaid expenses                                                         17,615

   Total current assets                                                 137,774

Property and equipment, net                                           3,165,120

Other assets                                                                273

Total assets                                                     $    3,303,167


Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable                                                 $      293,279
Accrued expenses                                                         99,132
Deferred revenue                                                         56,942
Notes payable                                                            54,661
Current maturities of long-term debt                                     30,087
   Total current liabilities                                            534,101

Long-term debt                                                          422,823

Stockholders' equity:
Preferred stock, $0.01 par value:
  2,000,000 shares authorized
  Designated as Class A 8% Convertible: 1,525,000 shares;
     1,064,000 shares outstanding                                        10,640
Common stock, $0.0001 par value: 25,000,000
    shares authorized; 2,944,753 shares outstanding                         295

Additional paid-in capital                                           12,827,003

Deficit                                                             (10,491,695)
Total stockholders' equity                                            2,346,243
Total liabilities and stockholders' equity                       $    3,303,167

                See accompanying notes to financial statements.


                                Celebrity Entertainment, Inc.

                              Condensed Statement of Operations

                                       Unaudited



                                             Three Months Ended
                                                 March 31,
                                             1996         1995
  Revenues:
     Resort membership sales            $21,416       $ 12,522
     Resort operations                   49,500         38,922

     Total revenues                      70,916         51,514

  Selling, general and                 (275,061)      (193,390)
  administrative
  Operating loss                       (204,145)      (141,876)

  Other income (expenses):
     Interest income                        692          1,674
     Interest expense                    (1,908)       (12,502)
     Sale of stock                      844,442              -
                                        843,226        (10,828)

  Gain (loss) from
     continuing operations              639,081       (152,704)

  Net gain (loss)                    $  639,081    $  (152,704)

  Per common share:
     Gain (loss) from
       continuing operations         $     0.25    $     (0.07)
     Net gain (loss)                 $     0.25    $     (0.07)
  Weighted average number of
    common shares outstanding         2,543,945      2,038,767


        See accompanying notes to financial statements.






                      Celebrity Entertainment, Inc.


                     Condensed Statement of Cash Flows


                                                         Unaudited

Three months ended March 31,                        1996            1995

Cash flows from operating activities:

   Net gain (loss)                             $ 639,081      $ (152,704)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                 28,980          26,434
    Change in current assets and liabilities:
     Prepaid expenses                            (10,945)          4,098
     Other assets                                   (273)           (273)
     Accounts payable and accrued expenses       (43,102)         89,091
     Deferred membership revenue                   3,868           8,809

Net cash provided by (used for) operating        617,609         (24,545)
activities

Cash flows from investing activities:
   Purchase of equipment                          (3,957)              -

Net cash used for investing activities            (3,957)              -

Cash flows from financing activities:
   Repayments on loan payable                     (6,707)              -
   Repayments of long-term debt                        -         (11,112)
   Repayments of notes payable                  (222,929)              -
   Notes receivable from issuance of stock      (275,167)              -
   Proceeds from sale of stock                        58               -

Net cash provided by (used for)
financing activities                            (504,745)         26,100

Increase in cash and cash equivalents            108,907           1,555

Cash and cash equivalents, beginning of           11,252           2,278
period

Cash and cash equivalents, end of period      $  120,159       $   3,833

Supplemental disclosure of cash paid for:

 Interest                                     $    1,908       $  12,502
 Income taxes                                          -               -

 See accompanying notes to financial statements.






                                     Celebrity Entertainment, Inc.

                                   Statement of Shareholders' Equity

                                   Three Months Ended March 31, 1995



                                               Unaudited

                                                                                    Additional
                                         Preferred Stock            Common Stock      Paid-In
                                         Shares     Amount       Shares    Amount    Capital     Deficit

    Balance at January 1, 1996          1,064,000  $10,640     2,366,753   $237   $12,827,004  ($10,063,435)

    Sales                                     -        -         578,000   $ 58             -    (1,067,341)

    Net gain                                  -        -           -       -                -       639,081


    Balance at March 31, 1996           1,064,000  $10,640     2,944,753   $295   $12,827,004  ($10,491,695)

                            See accompanying notes to financial statements.



                          CELEBRITY ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1995 Form 10-KSB and any amendments thereto.

2.    Net Gain or Loss Per Common Share

Net gain or loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.

3.    Current Maturities of Long-Term Debt

Current maturities are comprised of the amounts outstanding under the mortgage on the resort property at March 31, 1996. The mortgage note matures and is due and payable on May 2, 1997.

4.    Revenue Recognition

Memberships sold represent the right to use the resort facilities upon continuous payment of monthly membership installments, dues and usage fees. Memberships generally require an initial payment of 10% upon signing of the contract with the balance payable in monthly installments over three to five years. The initial payment and all monthly payments are deferred and recognized as revenues in the period when the membership fee is paid in full. In the event of a default in the payment of monthly payments, the member forfeits all amounts collected by the Company at the time of default, and any such amounts that were deferred are recognized as revenue. Revenues from usage fees are recognized on a daily basis as the resort facilitates are used. Dues revenues are deferred and recognized on a prorata basis over the dues period which ranges from one month to one year.


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

7.    Recent Accounting Pronouncements

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

8.    Acquisition and Discontinued Operations

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

Operations of PSI Discontinued

On March 1, 1995, certain creditors of PSI filed a petition with the United States Bankruptcy Court in the middle district of Florida in Orlando, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The petition asserted claims of amounts owed as a result of a television series which ceased production in November 1994. Such claims are for amounts in excess of the accounts payable and PSI is negotiating with the three creditors who initiated the filing toward a settlement of their claims. This petition was withdrawn in favor of a workout plan developed by the Company.

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

9.    Management Plans

   CEI is in discussions with a representative of a privately-held company who has provided a verbal commitment to complete a merger of such company with CEI. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to CEI. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger. The Company has sold certain of its securities in a private sale through an exemption to registration in order to reduce its obligations and facilitate the proposed acquisition. The Company is considering selling additional securities in order to complete the acquisition.

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


Results of Operations

Three-Month Period Ended March 31, 1996 Compared to Three-Month Period Ended March 31, 1995

      Revenues for the three-month period ended March 31, 1996 amounted to $70,916 compared to $51,514 for the three-month period ended March 31, 1995, reflecting an increase of $19,402. Revenues are comprised of memberships paid in full, dues and resort operations. The increase in revenues reflected for the three-month period ended March 31, 1996 is a result of improved marketing and use of the Company's resort facilities. See "Liquidity and Capital Resources."

      Selling, general and administrative expenses were $275,061 for the three months ended March 31, 1996 compared to $193,390 for the three-month period ended March 31, 1995, representing an increase of $81,671. The increase is due principally to the increased commissions associated with the sale of the Company's securities. Such sales represented other income of $844,442 during the three-month period ended March 31, 1996, while no such income was realized during the same period ended March 31, 1995.

      During the three-month period ended March 31, 1996, $1,908 in interest expense was charged to operations compared to $12,502 for the three-month period ended March 31, 1995, reflecting a decrease of $10,594. The decrease was due principally to the payments of interest on the mortgage note and reduced payments of the Company's other indebtedness. Interest expense will continue to be charged to operations as the related debt instruments are amortized over future years.

      Net gain for the three-month period ended March 31, 1996 was $639,081 which represents an increase of $791,785 above the net loss of $152,704 for the three-month period ended March 31, 1995. This increase is primarily attributable to sale of the Company's securities.

Liquidity and Capital Resources

      The Company intends to complete the development of the Resort Property during the 1996-97 resort seasons at a total cost of approximately $100,000. Commencing in 1995, the Company pursued a marketing plan which focuses on the destination use of the Resort and rallies and other group functions. It is anticipated that revenues will continue to increase as a result of sales and facilities use, and that such increase will generate cash flow from operations sufficient to finance approximately one-half of the completion of the Resort. While there can be no assurance, the Company is confident that additional capital that may be obtained from operations and from the planned financing activities to be initiated during 1996 will facilitate the completion of RV sites and additional Resort facilities and amenities, which the Company believes will provide increasing revenue growth through increased sales and Resort facilities use fees.

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash increased $116,326 to $120,159 at March 31, 1996 from $3,833 at March 31, 1995. Net cash provided by operating activities was $617,609 during the three-month period ended March 31, 1996 compared to cash used for operating activities of $24,545 during the three-month period ended March 31, 1995. The change in cash provided by and used for operating activities resulted primarily from the sale of the Company s securities.

      During the three-month period ended March 31, 1996, there was $3,957 used for investing activities for office equipment, compared with no net cash used for investing activities during the three-month period ended March 31, 1995.

      During the three-month period ended March 31, 1996, net cash used for financing activities was $504,745, representing an increase of $530,845 over net cash provided by financing activities of $26,100 during the three-month period ended March 31, 1995. The increase is a result primarily of the repayments of notes payable together with notes receivable related to the issuance of the Company's securities.

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

      The Company is in discussions with a representative of a privately-held company who has provided a verbal commitment to complete a merger of such company with the Company. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to the Company. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of the Company and expand the Company's resort operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger. The Company has sold certain of its securities in a private sale through an exemption to registration in order to reduce its obligations and facilitate the proposed acquisition. The Company is considering selling additional securities in order to complete the acquisition. In addition, certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities.

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

      None.

Item 2.           Changes in Securities

      None.

Item 3.           Defaults Upon Senior Securities

      None.

Item 4.           Submission of Matters to a Vote of Security Holders

      None.

Item 5.           Other Information

      None.

Item 6.           Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      None.

      (b)   Reports on Form 8-K:

      None.






                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1996



                              CELEBRITY ENTERTAINMENT, INC.



                              By:   /s/ J. William Metzger
                              J. William Metzger,
                              Executive Vice-President and
                              Chief Financial Officer