Form 10KSB/A
period 1994-12-31
CELEBRITY ENTERTAINMENT INC
filed 1996-06-28
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

FORM 10-K SB/A #1
(mark one)
      [ X ]             ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

Securities registered pursuant to Section 12(g) of the Act as of December 31, 1994: Common Stock, $0.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   YES  [X]
NO  [  ]

Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $ 200,035.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on February 28, 1995 was approximately $ 712,000.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 1994 was 2,038,767 and the number of shares outstanding of its Preferred Stock, $ 0.01 par value, as of December 31, 1994 was 589,000.

Traditional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X  ]



                          CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1994


                                      INDEX
                  HEADING                                              PAGE


PART  I
Item 1.           Description of Business                               1
Item 2.           Description of Property                               8
Item 3.           Legal Proceedings                                     9
Item 4.           Submission of Matters to a Vote
                   of Security Holders                                  9

PART  II
Item 5.           Market for Common Equities
                   and Related Stockholder Matters                     10
Item 6.           Management's Discussion and Analysis
                   or Plan of Operation                                11
Item 7.           Financial Statements                                 16
Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure               16

PART  III
Item  9.          Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with
                   Section 16(a) of the Exchange Act                   18
Item 10.          Executive Compensation                               20
Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management                               21
Item 12.          Certain Relationships and Related Transactions       22
Item 13.          Exhibits and Reports on Form 8-K                     23

SIGNATURES                                                             28



PART   I


ITEM 1.     DESCRIPTION  OF  BUSINESS

      Celebrity Entertainment, Inc. (Formerly Celebrity Resorts, Inc. and hereinafter referred to as the "Company") was organized pursuant to the laws of the State of Delaware on July 27, 1987 under the name of Celebrity Fish Camps and RV Parks, Inc. (previously defined and hereinafter referred to as "Celebrity Fish Camps") for the purpose of owning, developing, marketing and operating a destination resort community and fish camp (previously defined and hereinafter referred to as the "Resort") on Orange Lake near Ocala, Florida. The Resort concept was developed by its founder, Davey Johnson, with the view that it would combine the widespread attraction of fishing, recreational vehicle use and the concept of organized programs called Dream Weeks. The Company has previously sponsored a few promotional Dream Weeks, but has not fully implemented its Dream Week program and has elected to pursue the sale of memberships and the use of Resort facilities by RV owners and outdoor sports people.

      On January 28, 1988, Celebrity Fish Camps changed its name to Celebrity Resorts, Inc. On August 22, 1990, the Company completed its Initial Public Offering of 875,000 IPO Units, each Unit consisting of two shares of Common Stock (the "Common Stock") and three IPO Warrants (the "IPO Warrants"). On May 7, 1991, the Board of Directors of the Company declared a two-for-one stock split increasing the number of outstanding shares of Common Stock and entitling the holders of record of the Common Stock on May 23, 1991 to receive two shares of Common Stock for each share of Common Stock previously held by each of them (the "1991 Split"). The foregoing share information is reflected as of the date of the transaction relating to the same without giving effect to the 1991 Split or the 1993 Reverse Split.

      On March 19, 1991, the Company acquired 60% of the outstanding capital stock of Celebrity Football, Inc. ("CFI"). CFI owned a partnership interest in the Orlando Predators Limited Partnership (the "Predators Partnership"), which owned a controlling interest in the Orlando Predators, a franchise team of the Arena Football League. On July 30, 1992, CFI sold its partnership interest in the Predators Partnership. CFI was dissolved in August 1993.

      On June 9, 1993, pursuant to the terms of a certain Stock Purchase Agreement and Plan of Reorganization, dated June 9, 1993, the Company acquired all of the outstanding capital stock of its now wholly-owned subsidiary, Production Services International, Inc., a development-stage Delaware corporation ("PSI"). The Company acquired all of the issued and outstanding capital stock of PSI in exchange for the issuance of 8,053,436 shares (pre-1993 Reverse Split, defined below, or 402,672 giving effect to the 1993 Reverse Split) of the Company's Common Stock. Each stockholder of PSI received 7.62 shares (pre-1993 Reverse Split or .38 shares giving effect to the 1993 Reverse Split) of the Company's Common Stock in exchange for each share of capital stock of PSI surrendered by such stockholder. PSI was organized on December 10, 1991 for the purpose of performing and providing production management services and facilities leasing to companies that are engaged in the production of filmed entertainment projects. PSI principally is engaged in providing television and motion picture production services. In November 1994, as a result of cost overruns on a television series produced by PSI, production activity on the series and development activities on PSI's other television projects were terminated. Consequently, as of December 31, 1994 the Company has abandoned the operations of PSI and has written off its investment in PSI. As a result of such abandonment of its subsidiary and the lack of net income from the Company s other operations, the Company is experiencing a liquidity problem and is unable to meet all of its financial obligations as they become due. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and Note 1 to the Company's Consolidated Financial Statements included elsewhere herein.

      On November 3, 1993, the Company effected the amendment of its Certificate of Incorporation to provide for the change of its name from Celebrity Resorts, Inc. to Celebrity Entertainment, Inc. and to provide for the 1993 Reverse Split pursuant to which each share of the Company's outstanding and treasury stock was reclassified and converted into one-twentieth of one share of Common Stock (the "1993 Reverse Split").

      The principal executive offices of the Company are located at 214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480 and its telephone number is (407) 659-3832.

Business

      The Resort. The Resort offers extensive outdoor recreational activities including fishing, golfing and swimming. The Resort also hosts periodic RV rallies, fishing tournaments and clinics. The Company believes that the Resort successfully creates an environment where a broad base of guests can share the Resort facilities with one another. The Company has not previously fully implemented its Dream Week programs given management's belief that the Resort facilities were not adequately developed to afford visitors the full experience that the Resort's finished facilities would provide. In addition, management believes that the Resort has not had an adequate number of Housing Units available to house all expected participants. Also, Davey Johnson, who is the manager of the Cincinnati Reds and the former manager of the New York Mets and the founder of the Resort, resigned as an officer and director of the Company. Mr. Johnson's professional associates and other retired professional athletes have participated in Dream Week-style events at the Resort. The Dream Week programs may be offered on a more frequent and formal basis if the Company is able to obtain additional funding sufficient to complete a total of approximately 20 Housing Units and if the Company is successful in entering into contracts with celebrities to attend the Resort in order to enable visitors to book participation in scheduled Dream Weeks activities. Until such time and except for other specially scheduled events and promotions, celebrities who attend the Resort are free to pursue the recreational activities of their choice while at the Resort. Special promotions, such as celebrity fishing and golf tournaments, outdoor music festivals, and theme-based rallies are scheduled throughout the season to ensure continuing and periodic attendance by celebrities at Resort events. The quality of fishing, golf and recreational activities and the standards maintained in the operation of the Resort facilities have been designed so that celebrity visitors will continue to attend the Resort.

      As indicated above, the Company is still in the process of completing the Resort. The Company expects that, when fully completed, the Resort will include sites to accommodate approximately 350 recreational vehicles ("RVs"), approximately 50 free standing housing units ("Housing Units"), camping facilities and a variety of ancillary amenities, including a restaurant, swimming pool, baseball field, golf course, miniature golf course, tennis courts, basketball and other athletic courts, outdoor game areas, hiking trails, a clubhouse and general store and other resort facilities. The Company employs a recreational staff to organize activities for children, adults and families, such as barbecues, arts and crafts projects, dances, exercise classes, parties, tournaments and a broad range of games. The Company also provides year-round maintenance and security staff at the Resort.

      At December 31, 1994, the Resort operated 108 RV sites which are fully equipped with water, sewer and electric hook-ups (including 25 such sites which were completed and put in service on June 8, 1994), 125 RV sites with water and sewer hook-ups only, and 11 Housing Units. The support and athletic facilities currently completed and available for use include: (i) a lodge with six bedrooms and three baths; (ii) a main building with a reception area, three offices, restrooms, an exercise/aerobics room, a small meeting room and a central dining/social room (which has the capacity to hold up to two hundred persons) with a commercial kitchen attached; (iii) a country store with convenience food and automotive supplies; (iv) a gift shop; (v) a bait and tackle shop; (vi) a marina and boat house with fishing boats; (vii) a nine-hole golf course with driving range and putting green; (viii) horseshoe pits; (ix) picnic facilities including an oversized gas/wood barbecue; (x) volleyball and shuffleboard courts; and (xi) nature walk paths and bike trails. The Company plans to complete by mid-1996 electric hook-ups to 50 of the existing 125 partially completed RV sites, the construction and partial hook-ups (water and sewer) for an additional 50 RV sites, an additional 9 Housing Units, and a bath house, baseball field, tennis courts and archery range. The Company will attempt to raise the funds to accomplish this expansion, however no assurances can be given that the Company will be successful. See Management's Discussion and Analysis or Plan of Operation.

      The Resort is centrally located near Orange Lake, approximately 11 miles north of Ocala, Florida, approximately 13 miles south of Gainesville, Florida, approximately 20 miles from Silver Springs in Ocala, Florida, approximately 1 1/2 hours from Universal Studios in Orlando, Florida and approximately 1 1/2 hours from Sea World in Florida. Orange Lake covers approximately 22,000 acres with undercover which is characteristically ideal for bass and other game fish. It is connected to a smaller lake by a waterway, Cross Creek.

Seasonality.      The Resort historically experiences seasonal use of its
facilities. Presently the principal period of active use during the year is November through May, which period accounts for approximately 70% of all revenue generate by the Resort. The Company's plans to expand the facilities of the Resort include the projection that, as a result thereof, greater use will prevail year-round so that the higher-use season would be defined as October through July. As a result, the lower-use season would be reduced to two or three months of the year, which months are likely to be summer months.

Resort Climate.   Generally, the nature and success of a fishing and golfing-
oriented resort is dependent in considerable part upon prevailing conditions at the resort property, including climate. To the extent that dramatic climatic changes, such as hurricanes, or extended unseasonable weather, may adversely affect the Resort property or the viability of fishing in Orange Lake, the Company's ability to market memberships may be adversely affected and attendance at the Resort may be impaired. The Resort is not located in a hurricane, tornado or flash flood area and has not historically experienced dramatic climatic changes. To the extent that Florida experiences hurricanes, such storms have historically had a more material impact on coastal areas and not on inland areas such as the area in which the Resort property is located. The Company believes that the average temperature at the Resort property will tend to be approximately 78 degrees in the winter (December-March), 81 degrees in the spring (April-May), 86 degrees in the summer (June-August) and 80 degrees in the fall (September-November). Although Orange Lake has experienced growth of vegetation from time to time, such growth has not materially adversely affected fishing, but has reduced the number of pleasure craft on Orange Lake. The Company does not anticipate that any growth of vegetation would be so substantial as to preclude or materially affect fishing or the use of pleasure craft on Orange Lake in the future. While management does not anticipate the occurrence of climatic events which would adversely effect the business or operations of the Resort, there can be no assurance that such events will not occur.

Marketing Strategy.     The Company directs its marketing efforts to RV owners
and other individuals who have an active interest in family-oriented outdoor recreational activities. The Company also targets individuals seeking to vacation in Florida, including those persons who wish to visit such family vacation spots as Disney World, Epcot Center, Universal Studios, Cape Canaveral, Sea World and Silver Springs. In its marketing effort, the Company emphasizes its proximity to these and other resort facilities, and to such central Florida cities as Gainesville and Orlando. The Company varies its marketing strategies in order to respond to changes in the awareness and appreciation of the Resort, regional marketing characteristics and the economic climate.

      The Company has established an on-site sales facility. Prospective members may be invited to attend a sales presentation via the Company's direct mail solicitations, personal referral, or other marketing methods. Prospective members may also be invited to travel to the Resort to tour the facilities with a salesperson. The Company is actively exploring alternative membership programs to broaden its appeal or focus its efforts in a more concentrated fashion on a targeted market segment once there is reasonable performance data by segment.

      The Company's on-site facilities are subject to regulation under federal and state consumer protection and consumer credit laws and are typically subject to review by consumer protection agencies having broad discretionary authority. Should the Company fail to control its sales techniques, regulatory enforcement action by the federal or state regulatory body could result. The Company believes that it is in compliance with the applicable federal and state consumer protection and consumer credit laws. The Company has and will continue to structure its membership and sales practices to preclude or reduce regulation under federal and state laws.

      The principal goal of marketing is to promote the sale of memberships. Daily/nightly reservations or facilities use is a secondary goal, since membership sales and use of the Resort account for the majority of the revenue generated by the Resort. The marketing effort is comprised of advertising and sales. Advertising is implemented through the use of a combination of billboards and signage on highways within a twenty-mile radius of the Resort, display ads in RV and vacation publications, and direct mail solicitations to RV owners. The goal of advertising is to present the Resort to potential members and users. On-site efforts are directed to sale of memberships and facilities usage and over 90% of all sales revenue results from on-site personal sales efforts. Special incentives, such as free use of some facilities or additional nights' use of water, sewer and electric hook-ups at no charge are used to induce on-site visitors to continue to visit and use the Resort facilities and/or to commit to the purchase of memberships.

      The Company is expanding its marketing efforts for the 1994-1995 season by increasing the number of promotions and events involving dealers who offer RVs for sale and RV owners who are members of regional or national RV and camping organizations. The Company is currently implementing a plan pursuant to which information circulars will be distributed though an informal network of RV dealers with the focus on such efforts concentrated on the Southeastern and Midwestern regions of the United States. Representatives of the Company are in the process of contacting RV dealers and organizations to assist in the planning and promotion of RV "rallies" during which RV owners will be invited to use the Resort during particular periods (usually one week each). Through the offer of special price schedules and events planned during such rallies, the Company expects that additional memberships will be sold.

      The Company is also pursuing the promotion of corporate retreats at the Resort facility, which would provide executives, managers and personnel of companies and organizations the opportunity to visit the Resort for a scheduled period of time to participate in and make use of golf, fishing, social gatherings, business meetings and other activities related to their business. The Resort marketing director has initiated contacts with a number of possible candidates for such a program and it is anticipated that some response and potential Resort facilities use will result from this approach beginning the third quarter of 1995.

Membership; Membership Rights and Obligations; Fees. The Company markets memberships which entitle members to utilize an RV site or to use Company-owned RVs and Housing Units for a daily/nightly or weekly fee. Memberships do not convey any ownership interest in the Company, the Resort, the Resort Property or its facilities, nor does it entitle members to use specific RV sites or campsites within the Resort. The Company currently offers different categories of membership, encompassing various privileges, at different rates. Membership fees vary depending upon the kind of membership purchased. For example, some memberships entitle members to the use of only certain of the Resort's facilities during restricted periods of time. Other memberships may combine the designated facilities which a member is entitled to use and may not otherwise restrict the periods during which such facilities may be used. All members are required to pay annual maintenance fees or dues to offset the Resort's operational and maintenance expenses related to such memberships. Currently such annual dues are set at $299 per member and are subject to annual adjustments. Memberships are not transferable during the initial two years after purchase thereof except to a family member or by operation of law. Thereafter, memberships may be transferred by sale, gift, or inheritance but may not be transferred more than once. Memberships expire upon the death of the member or such member's permitted transferee. The Company does not permit transfers at a price higher than the purchase price paid by the original member plus a 10% transfer charge payable to the Company. All transfers, sales, inheritances or gifts of memberships are subject to the Company's prior consent. Transferees are accepted as lifetime members and issued lifetime membership cards admitting them to the Resort only after the Company has consented to the transfers and the transferees have executed new membership contracts which provide for annual dues at the then-current level for new memberships. The Company does not have any present intention to repurchase memberships or locate purchasers for member who wish to sell their memberships. Each membership entitles the member to use an RV site or to utilize a Company owned park model for a daily/nightly or weekly usage fee. There are no restrictions on how many times a member may visit the Resort during any given year. However, to allow all members reasonable access to the Resort, a member is permitted to stay at the Resort for a maximum of up to 14 consecutive days, after which the member may not stay at the Resort for the immediately subsequent seven days, unless vacancy of other sites permits an extended stay. The Company intends to sell a total of approximately 800 memberships. As of December 31, 1994, there were 243 memberships to the Resort.

      The Company also offers memberships to persons who do not own their own RVs which permit such members to use a Company-owned RV or Housing Unit on a daily/nightly or weekly basis for a daily/nightly charge (currently approximately $40 per Housing Unit). The Company intends to maintain a minimum of ten permanent Housing Units for use on a daily basis.

      The Company also offers other alternative membership packages, including special memberships for limited or fixed periods of time and for periods of time made available in conjunction with the Resort's rallies, special events programming, fishing tournaments and clinics.

      State laws governing timeshares, and other similar laws and regulations may limit or preclude the sale of memberships in some states. The Company believes that the Florida statutes governing timeshares are not applicable to the Resort memberships and that current sales of its Resort memberships are not limited thereby. Government regulations promulgated by various other states may include provisions which, among other things, affect the manner in which the Company may offer or sell memberships, limit the contents of offering materials, mandate an escrow of all or a portion of the purchase price of memberships, regulate the transferability of memberships, and/or require the licensing of salespersons. The specific limitations on sales of memberships vary from state to state and the Company undertakes to comply with all such regulations in force in any state in which memberships may be offered for sale by the Company.

Specific Membership Packages. The Company currently offers five membership packages: the Total Package, the Dual Package, the Camping Package, the Family Package and the Golf and Fishing Package. The Total Package entitles a member to unlimited lifetime use of the Resort facilities and provides discounts on the use of Housing Units, golf and boating fees. The price of the membership offered by the Total Package is currently $3995 (exclusive of annual dues of $299). Memberships in this category may be assigned or otherwise transferred or sold and may be bequeathed by will.

      The Dual Package has been designed to function as a second membership for someone who is currently a member of another resort and who is a participant in the Resort Parks International network and is able to provide evidence of the same. See "Business - Additional Membership Rights and Obligations." The Dual Package entitles a member to unlimited use of the Resort facilities for a period of ten years, but does not afford a member the discounts available under the Total Package. The price of the Dual Package is $1295 (exclusive of annual dues of $299).

      The Camping Package entitles a member to unlimited use of the Resort's camping facilities at a membership price of $995 (exclusive of annual dues of $299). The Camping Package includes a two year trial (by paying the difference between the price of such package and the price paid for the Camping Package) term and permits the members to convert the membership into a Total Package or Dual Package if elected within the first two years of membership.

      The Family Package entitles a member to join with his or her family at a membership price of $995 (exclusive of annual dues or $299). The Family Package entitles a member and his or her family to unlimited use of the Resort facilities. Like the Camping Package, the Family Package affords a two year trial term; however, use of the Resort facilities under the Family Package is restricted to April through November of each year.

      The Golf and Fishing Package entitles a member to unlimited use of the Resort facilities on a year-to-year basis at a membership price of $599 per year. The Golf and Fishing Package includes 25 days of golf fees ($4.00 per day) and discounts on the use of fishing boats ($9.00 to $15.00 per rental).

Membership Agreements. The Company's members are required to execute membership agreements defining their rights and obligations with respect to use of the Resort facilities (the "Membership Agreements"). Under the Membership Agreements, members are required to pay annual maintenance fees, subject to annual increases, as determined at the time of the sale of membership. Buyers have a five day right of rescission (from the date of execution) with respect to Membership Agreements. The Company structures its membership fees such that members' fees and/or dues are less than the fees charged on a per-night basis to non-members seeking to use the Resort facilities. Such fee structure is still being negotiated and may vary depending upon the type of membership granted.

Membership Financing Arrangements. The Company sells some of its memberships pursuant to installment sales agreements which permit a purchaser to finance a portion of his or her membership cost over time. The installment payments consists of principal and interest with the payment terms and the rate of interest determined by prevailing interest rates, the size of the down payment and the term of the financing. The Company requires that subscribers wishing to finance their membership fees provide security for that portion of the membership fee which is being financed. The Company may attempt to finance such agreement by entering into agreements to sell such installment sales contracts to one or more finance companies, lending institutions or private parties at a discount. Such financing arrangements may require the obligations of the Company to be secured by collateral, including real estate owned by the Company. As of the date hereof, the Company has not entered into any such agreement with a financing or similar company and there can be no assurance that the Company will do so in the future.

Additional Membership Rights and Obligations.   The Company has entered into an
agreement with Resort Parks International, an association of privately-owned campgrounds and RV sites located throughout the United States, that affords its network of members for a nominal fee (currently $40 annually) and subject to certain limitations, the right to utilize facilities at all campgrounds and RV sites that are members of the Resort Parks International network. Pursuant to the terms of such agreement, members of the Resort Parks International network of campgrounds will be entitled to utilize the Resort facilities for a nominal fee.

Employees. The Company had a total of 9 full-time employees at December 31, 1994.

Environmental Regulation.     The Company has no knowledge of any federal, state
or local environmental compliance regulations which materially affect operations of the Resort and the Company has not been required to expend material amounts of capital to comply with environmental protection statutes. While it is impossible to predict the application and impact, if any, of any future environmental regulations and laws on the operations and development of the Resort, the Company does not anticipate that expenditures related to compliance with any such future laws or regulations will be material. There can be no assurance, however, that the Company will be able to comply with such laws and regulations.

Competition.      In connection with the resort business, the Company competes with other companies who operate destination resorts and who market memberships usable at multiple destination campground locations. The majority of such companies are well-established in the industry and have substantially greater financial and marketing resources and name recognition than the Company and operate a greater number of resort campgrounds. The Company has entered into a relationship which will permit its RV unit owners to utilize other RV locations. The Company believes that its ability to compete successfully for membership sales is based in part on the attractiveness and location of the Resort and its reputation in the RV and outdoor sports community as offering premium facilities. Although there are currently six fish camps operating on Orange Lake, management believes that none individually offers facilities comparable to those which the Company presently offers and will be able to offer upon completion of the Resort facilities. The Company believes that, currently, the largest of such other camps can accommodate a maximum of 30 RVs.

      The Company also competes with other resort facilities and theme parks in Central Florida which are far better established, are better known and have greater financing and marketing capabilities than the Resort. Such other facilities include, among others, Disney World, Universal Studios, Silver Springs, Cypress Gardens and Cape Canaveral. The Company intends to increase its efforts in marketing the Resort facilities and membership packages to vacationers visiting such other companies resorts.

Production Services International, Inc.

      PSI is a motion picture and television production company. PSI contracts, on a project basis, with film and television producers to serve as production supervisor for a specified project. With the increased use of on-site filming, television and film producers have found it cost effective to used qualified production teams at the location destinations rather than shipping and transporting their studio personnel. As production supervisor, PSI locates and arranges for the use of filming and taping facilities, production equipment such as lighting, audio and video equipment, sound studios, sets, qualified technical personnel, and other required items for production. Although the terms of each project differ, PSI since its inception has entered into joint ventures with producers such that it will participate in financing or arranging for financing of part of the production cost of a project, provide the production facilities, equipment and personnel, provide executive supervision of the projects and assist in establishing the distribution network for the finished project in return for which PSI will have a percentage share in the profits and ownership of the project. PSI has produced one television series entitled "THE NEWZ" (the "Series") which has been distributed by an international distributor and has developed several other projects as set forth below. As of December 31, 1994, PSI ceased operations as a result of the inability to obtain sufficient funds to meet the ongoing obligations of producing the Series and the costs associated with developing its other projects. Consequently, the Company has elected to abandon the operations of PSI and its investment asset in the subsidiary. See "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and Note 1 to the Company's Consolidated Financial Statements included elsewhere herein.

      PSI developed the concept for a television program of a half-hour, five episodes per week, late-night comedy Series based on national and international events entitled "THE NEWZ." On October 31, 1993, PSI completed the production of a twenty-two minute presentation pilot at television production studios in Orlando, Florida. On January 13, 1994, a national distributor of television programming (the "Distributor") and PSI entered into an agreement (the "Distributor Agreement") for the purchase by the Distributor of the exclusive distribution and exploitation rights of the Series in exchange for which PSI would receive 50% of the net proceeds derived by the Distributor from the distribution and exploitation of the Series. The Distributor Agreement provided that the Distributor would pay $100,000 to PSI by January 25, 1994 as partial payment for the actual, direct, out-of-pocket expenses incurred by PSI in development of the Series pilot in exchange for which the Distributor would receive an exclusive option exercisable by April 15, 1994 to order the production of the Series. The Distributor made the $100,000 payment on January 25, 1994, and also exercised its option on April 15, 1994 for an initial order of ninety Series episodes. Consequently, the Distributor reimbursed to PSI the balance of the actual costs for development of "THE NEWZ" pilot up to the aggregate of $250,000 (including the initial $100,000 payment). PSI commenced production of the Series and the Distributor paid to PSI a distribution advance based on the agreed production budget of $48,000 per episode. The Distributor retains exclusive successive annual options to order the Series at thirty-two episodes per year. PSI produced the Series through its wholly-owned subsidiary, The Newz Productions, Inc. The Distributor and PSI shared mutual creative control over the Series.

      PSI had completed and delivered sixty-one episodes of "THE NEWZ."
However, due to technical difficulties and other production overages that caused substantial cost overruns, the total production funding provided by the Distributor was not sufficient to cover the costs of production for the completion of the initial ninety episode order. Although PSI had located alternative sources of financing to provide the funding necessary to complete the remaining twenty-nine episodes, PSI and the Distributor were unable to agree on the revised terms of an arrangement for production and distribution of the episodes. Consequently, all production activity ceased in November, 1994 and is not expected to commence again.

Abandoned Operations.   Subsequent to December 31, 1994, on March 1, 1995
the series distributor and two other creditors of PSI filed an involuntary petition against PSI with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The petition asserts claims of amounts owed as a result of the television Series which ceased production in November, 1994. Such claims are for amounts in excess of the accounts payable and deferred revenue in the PSI financial statements, and PSI is attempting to negotiate a settlement with the three creditors who initiated the filing. PSI intends to provide a fund with which to compromise claims in bankruptcy and other claims. Further, it is expected that PSI's ownership interest in the television series will be relinquished to the Distributor of the series as partial consideration in the settlement with the Distributor. However, the aggregate amount of that fund and the settlement terms and payments have not been determined and no assurances can be given that a settlement will be reached.

      The management of the Company recognized that the financial condition of PSI at December 31, 1994 was such that the Company was not able to exercise control over the operations of its subsidiary, PSI, and that unless immediate financing for production of the Series were obtained under conditions acceptable to the Distributor, bankruptcy of PSI was inevitable. On March 6, 1995, the Company's board of directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI. As of December 31, 1994, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements. The Company will not be responsible for the payment of obligations or claims related to the abandoned operations of PSI.

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

      Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities. If such arrangements are successfully completed, the Company will reduce its notes payable and accounts payable obligations by approximately $220,000.


ITEM 2.    DESCRIPTION  OF  PROPERTY

      The Land upon which the Resort is located consists of approximately 110 acres of property (the "Resort Property") owned by the Company. The Resort is centrally located near Orange Lake, approximately 11 miles north of Ocala, Florida, approximately 13 miles south of Gainesville, Florida, approximately 20 miles from Silver Springs in Ocala, Florida, approximately 1-1/2 hours from Universal Studios in Orlando, Florida and approximately 1-1/2 hours from Sea World in Florida. Orange Lake covers approximately 22,000 acres with undercover which is characteristically ideal for bass and other game fish. It is connected to a smaller lake by a waterway, Cross Creek. The Company purchased a portion of approximately 35 acres of the Resort Property from Mr. Johnson and obtained ownership of the other 75 acres of the Resort Property pursuant to an agreement with Celebrity Fish Camps, Inc. (a Florida corporation in which Mr. Johnson owned 50% of the outstanding capital stock) whereby Celebrity Fish Camps, Inc. transferred its title (subject to a morgage interest) to the Resort Property to the Company in connection with the exchange of all of the issued and outstanding capital stock of Celebrity Fish Camps, Inc. by the holders thereof for an aggregate of 1,000,000 shares of the Company's preferred stock issued to Mr. Johnson, an aggregate of 100,000 share of Common Stock (pre-1993 Reverse Split) issued to the other stockholders of Celebrity Fish Camps, Inc., and the agreement that Mr. Johnson continue as guarantor of the outstanding mortgage on the Resort Property which was held by Sun Bank. The Company assumed the obligations of Celebrity Fish Camps, Inc. under certain mortgage notes relating to the Resort Property which mortgage notes have been renegotiated into one mortgage note (the "Resort Mortgage") held by Orange Bank.

      The Company's four outstanding promissory notes with a principal balance of $470,246 as of December 31, 1992, were refinanced with a local commercial bank, Orange Bank, on April 13, 1993. In connection with such refinancing the Company obtained an additional advance of approximately $123,231 and delivered a new mortgage on the Resort Property. In connection therewith, the Company executed a promissory note securing the repayment thereof in an aggregate principal amount of $625,000. Such new promissory note accrues interest at Orange Bank's prime lending rate of interest plus 1-1/2% (with a minimum rate of 8-1/2%), requires monthly payments of $8,100 and matures on April 13, 1996. In connection with the refinancing, the Company placed $32,400 in a restricted reserve interest account with the bank. A principal reduction of $100,000 was payable on or before October 2, 1993 which payment was deferred by the bank until the closing on January 27, 1994 of the Company's public offering, and in connection therewith the company paid $57,400 to Orange Bank on January 28, 1994, and Orange Bank renewed the mortgage. Under the terms of the renewal, which was consummated as of March 17, 1994, a note was signed by the Company for $576,160 which matures on May 2, 1994. The Company completed a mortgage on May 2, 1994 with AmSouth Bank, the successor by merger to Orange Bank, in the principal amount of $551,159 and bearing a fixed interest rate of 9% with monthly payments of $5,650 and the remaining principal and interest due in May 1997 in the amount of $420,462. There are no prepayment penalties. As part of the transaction, AmSouth extinquished the prior short-term mortgage consummated as of March 17, 1994 and removed Mr. David A. Johnson as a guarantor of the mortgage note. As of December 31, 1994, the amount due under the mortgage was $485,312. Real estate taxes on the property are approximately $37,000 per year. The Company believes the insurance maintained on the Resort property is adequate.


ITEM 3.   LEGAL PROCEEDINGS

      On March 1, 1995, the series distributor and two other creditors of PSI filed an involuntary petition against PSI with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The petition asserts claims of amounts owed as a result of the television series which ceased production in November, 1994. Such claims are for amounts in excess of the accounts payable and deferred revenue in the accompanying financial statements, and PSI is negotiating with the three creditors who initiated the filing toward a settlement of their claims. PSI intends to provide a fund with which to compromise claims in bankruptcy and other claims, however the aggregate amount of that fund and the settlement terms and payments have not been determined as of the date of this report. The Company will not be responsible for the payment of obligations or claims related to the discontinued operations of PSI.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS

      None.



                                     PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

       The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the periods indicated as reported by the NASDAQ Small-Cap Market and for the periods when the same have been quoted on the NASD OTC Electronic Bulletin Board. Such quotation reflect inter-dealer prices, but do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                              Common Stock (1)                          IPO  Warrants (1)
                           Bid                 Asked              Bid              Asked
Period of Quotation     High     Low        High   Low         High    Low     High   Low
1990
Third Quarter (2)      17-1/2   15       22-1/2   16-1/4     4-3/8  3-3/4     7-1/2    5
Fourth Quarter         17-1/2   12-1/2   20       15         4-3/8  3-1/8     6-1/4    5

1991
First Quarter          22-1/2   12-1/2   25       16-1/4     6-1/4  2-1/2     8-1/8    5
Second Quarter         23-3/4   10       26-1/4   11-1/4     6-7/8  6-1/4     9-3/8    5
Third Quarter          32-1/2   12-1/2   37-1/2   16-1/4    11-1/4  2-1/2    15        4-3/8
Fourth Quarter         32-1/2   10       37-1/2   12-1/2    11-1/4  3-3/4    15        6-1/4

1992
First Quarter          18-3/4   10       22-1/2   11-1/4     5      2-1/2     7-1/2   10
Second Quarter         17-1/2    2-1/2   21-1/4    7-1/2     3-1/8    5/8     5        1-7/8
Third Quarter (3)       6-7/8     5/8    10        1-1/4     5/8      5/8     2-1/2    2-1/2
Fourth Quarter (4)      1-7/8     5/8     2-1/2    1-1/4      -       -         -        -
Fourth Quarter (5)      .40      .10      1.60      .60       -       -         -        -

1993
First Quarter (6)       4.0      .20     6.0      .6          -       -         -        -
Second Quarter (6)      2.4     1.0      4.4     2.4          -       -         -        -
Third Quarter (6)       2.0      .80     3.6     1.8          -       -         -        -
Fourth Quarter          2.7      .60     4.1     2.0          -       -         -        -

1994
First Quarter (7)       4.2     2.0      7.2     3.2          -       -         -        -
First Quarter (8)       4-1/4   1-3/4    5       2-1/8        -       -         -        -
Second Quarter (8)      3-7/8   2-7/8    4-1/2   3-3/8        -       -         -        -
Third Quarter (8)       3-3/8   2-5/8    3-5/8   2-7/8        -       -         -        -
Fourth Quarter (8)      2-3/4   7/16     2         1/2        -       -         -        -

(1) Quotes have been restated to adjust for the 1993 Split and the 1993 Reverse Split.
(2) Reflects quotations for the period August 14, 1990 (the date of the initial listing of the Common Stock and IPO Warrants on NASDAQ) through September 30, 1990.
(3) Reflects quotations for the period July 1, 1992 through August 3, 1992 (the last day of the NASDAQ listing of the IPO Warrants).
(4) Reflects quotations for the period October 1, 1992 through December 2, 1992 (the last day of the NASDAQ listing of the Common Stock), exclusive of quotations for the period December 3, 1992 (the date of initial listing of the Common Stock on the NASD OTC Electronic Bulletin Board) through December 31, 1992.
(5) Reflects quotations for the period December 3, 1992 (the date of the initial listing of the Common Stock on the NASD OTC Electronic Bulletin Board) through December 31, 1992, as quoted (in decimals) by the National Quotation Bureau, Inc.
(6) Reflects quotations as quoted (in decimals) by the National Quotation Bureau, Inc.
(7) Reflects closing bid and asked quotations for the period January 1, 1994 through February 18, 1994, the last date on which the Common Stock was quoted in the National Quotation Bureau, Inc. "pink sheets."
(8) Reflects high and low bid and asked quotations for the period February 18, 1994 (the date the Common Stock was listed for trading on NASDAQ) through March 31, 1994, the last day of the first quarter.

       As of December 31, 1994, there were 2,038,767 shares of Common Stock outstanding. As of the same date, there were approximately 195 holders of record of the Common Stock and 275 holders of record of the IPO Warrants. Approximately 65% of the Shares of Common Stock outstanding are held in street name. It is believed that there are approximately 917 beneficial owners of the Company's Common Stock.

      The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be utilized to fund its operations.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION

General

      The Company was in the development stage until April 1992, at which time it began operations. The Company is principally engaged in the development, ownership, marketing and operation of a destination resort community and fish camp located on Orange Lake near Ocala, Florida. PSI, which was acquired by the Company in June 1993, was a development stage company which formed to provide television and motion picture production services.

      The Company's Consolidated Financial Statements for the fiscal years ended December 31, 1994 include the accounts of its wholly-owned subsidiaries, but do not include CFI and the Predator Partnership in which CFI owned two-thirds of a general partnership interest. The financial statements of the Company for the fiscal year ended December 31, 1993 includes income from CFI. CFI was dissolved as of August 13, 1993. PSI was abandoned as of December 31, 1994 and the Company's Consolidated Financial Statement for the fiscal year ended December 31, 1994 reflects the de-consolidation of PSI's operations and the write-off of the Company's investment in PSI. See Note 1 to the Company's Consolidated Financial Statements included elsewhere herein.

      The Company recognizes revenues related to sales of memberships on the date that the membership contract is paid in full. Until such time, all partial payments received on memberships are recorded as deferred membership revenues on the Company's balance sheet. Any receivable related to the original membershi agreement is netted against the deferred membership revenues. Buyers have a five day right of rescission with respect to Membership Agreements. See Summary of Accounting Policies in the Company's Consolidated Financial Statements included elsewhere herein.

Results of Operations

Fiscal Year Ended December 31, 1994 Compared to Fiscal Year Ended
December 31, 1993

      The Company was in the development stage until April 1992, at which time it began operations. Revenues for the fiscal year ended December 31, 1994, amounted to $200,037 compared to $177,730 for the fiscal year ended December 31, 1993. Revenues were derived from membership sales, dues and resort operations. The increase in revenues resulted principally from the use of additional and expanded facilities at the resort. PSI's revenues and costs have been de-consolidated from the Company as of December 31, 1994. See BUSINESS -- Production Services International, Inc. - Abandoned Operations.


      Costs and expenses applicable to the Company's revenues were $9,184 for the fiscal year ended December 31, 1994, compared to $16,194 recorded during the fiscal year ended December 31, 1993. Such costs for the fiscal years ended December 31, 1994 and 1993 consisted principally of the cost of merchandise sold in its general store. The reduction in costs was due principally to the elimination of several caegories of merchandise at the resort's general store.

      Selling, general and administrative expenses were $977,378 for the fiscal year ended December 31, 1994, compared to $558,265 for the fiscal year ended December 31, 1993 as a result of operations including occupancy of Resort facilities and maintenance of the Company's public status. The increase of $419,113 during the fiscal year ended December 31, 1994 resulted from legal, consulting and compliance expenses related to the Company's public status and financing activities.

      During the fiscal year ended December 31, 1994, interest expense of $92,515 was charged to operations, compared with $101,914 during the fiscal year ended December 31, 1993 and the decrease of $9,399 was due to interest paid on the refinancing of the Company's long-term debt. Substantial portions of debt relating to the Resort and PSI were paid or exchanged for stock in the Company's public offering which closed in the first quarter of 1994.

      During the fiscal year ended December 31, 1994, losses from continuing operations increased to a loss of $868,856 from a loss of $464,659 during the fiscal year ended December 31, 1993. This increase is primarily attributable to selling, general and administrative expenses of $977,378.

      During the fiscal year ended December 31, 1994, the Company's net loss increased to a loss of $3,020,301 from a loss of $623,996 due to the abandonment of the Company's investment in PSI, resulting in net liabilities of $750,773 being credited to operations and the loss from discontinued operations of PSI of $2,902,218.


      As of December 31, 1994, the Company had net operating loss carryforwards of approximately $4,407,000 for financial reporting purposes and approximately $1,658,000 for tax reporting purposes which are available to offset future federal and state taxable income and which expire in the years 2005 through 2009.

Abandoned Operations

      The management of the Company recognized that the financial condition of PSI at December 31, 1994 was such that the Company was not able to exercise control over it and that unless immediate financing for production of the THE NEWZ Series were obtained under conditions acceptable to the Distributor, bankruptcy of PSI was inevitable. On March 6, 1995, the Company's board of directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI. As of December 31, 1994, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements. Consequently, the financial statements for the period ended December 31, 1994 reflect a credit to operations of the Company's net liabilities in PSI of $750,773. PSI's operating activities have been de-consolidated from the Company's financial statements for the period ended December 31, 1994 and the Company will not be responsible for the payment of obligations or claims related to the abandoned operations of PSI.

Liquidity and Capital Resources

      The Company intends to complete the development of the Resort Property during the 1995-96 resort seasons, at a total cost of approximately $300,000. During the period ended December 31, 1994, the Company pursued a marketing plan which focuses on the on-site sale of new memberships. The marketing plan was initiated during 1993 and is being implemented during the 1994-95 resort season. It is anticipated that revenues will increase as a result of membership sales and facilities use, and that such increase will generate cash flow from operations sufficient to finance approximately one-half of the completion of the Resort. On January 27, 1994, the Company completed an underwriting for a public offering of its securities which provided net proceeds of approximately $1,303,000. A portion of such proceeds was used during first two quarters of 1994 to fund certain of the additional costs associated with completing the Resort, including approximately 25 additional RV sites with facilities hook-ups and a golf pro shop. While there can be no assurance, the Company is confident that additional capital that may be obtained from operations and from the planned financing activities to be initiated during 1995 will facilitate the completion of RV sites and additional Resort facilities and amenities, which the Company believes will provide increasing revenue growth through increased membership sales and Resort facilities use fees.

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash decreased $3,084 from $5,362 at December 31, 1993 to $2,278 at December 31, 1994. Net cash used for operating activities was $2,737,366 for the year ended December 31, 1994 compared with cash provided by operating activities of $67,915 during the year ended December 31, 1993. The increase in cash used for operating activities was due primarily to a net loss of $2,949,988 for the year ended December 31, 1994 compared with a net loss of $623,996 for the year ended December 31, 1993, and an increase in accounts payable and accrued expenses of $129,476 and notes payable to affiliates of $227,087 during the fiscal year ended December 31, 1994.

      During the year ended December 31, 1993 cash was provided by investing activities in the amount of $1,144,031 compared to net cash used of $421,675 during the year ended December 31, 1993. The foregoing use of cash related primarily to the decrease in production costs and the purchase of property and equipment for Resort and corporate management operations.

      During the year ended December 31, 1994 and December 31, 1993, the Company had net cash flows provided by financing activities of $1,590,250 and $325,546 respectively, as a result of proceeds from the sale of securities.

      On January 27, 1994, the Company completed a public offering of its securities, pursuant to which the Company issued an aggregate of 345,000 units consisting of 345,000 shares of Class A Convertible 8% Preferred Stock, par value $.01 per share ("Class A Preferred Stock") and warrants to purchase an aggregate of 690,000 shares of Class A Preferred Stock (the "Warrants"). Each share of Class A Preferred Stock is convertible into two shares of the Company s Common Stock, par value $.0001 per share (the "Common Stock") at any time after January 19, 1995. The public offering provided net proceeds of approximately $1,141,000 to the Company, after payment of certain expenses, which proceed were used during the first quarter of 1994 to (i) repay principal and interest of $425,115 in outstanding debt to a commercial bank, (ii) repay $264,033 to certain bridge financing lenders, (iii) pay $211,000 in expenses related to the public offering, (iv) repay $40,000 in notes to affiliates, and (v) pay $200,000 in accounts payable.

      The Company's four outstanding promissory notes with a principal balance of $470,246 as of December 31, 1992, were refinanced with a local commercial bank, Orange Bank, on April 13, 1993. In connection with such refinancing the Company obtained an additional advance of approximately $123,231 and delivered a new mortgage on the Resort Property. In connection therewith, the Company executed a promissory note securing the repayment thereof in an aggregate principal amount of $625,000. Such new promissory note accrues interest at Orange Bank's prime lending rate of interest plus 1-1/2% (with a minimum rate of 8-1/2%), requires monthly payments of $8,100 and matures on April 13, 1996. In connection with the refinancing, the Company placed $32,400 in a restricted reserve interest account with the bank. A principal reduction of $100,000 was payable on or before October 2, 1993 which payment was deferred by the bank until the closing on January 27, 1994 of the Company's public offering, and in connection therewith the company paid $57,400 to Orange Bank on January 28, 1994, and Orange Bank renewed the mortgage. Under the terms of the renewal, which was consummated as of March 17, 1994, a note was signed by the Company for $576,160 which matures on May 2, 1994. The Company completed a mortgage on May 2, 1994 with AmSouth Bank, the successor by merger to Orange Bank, in the principal amount of $551,159 and bearing a fixed interest rate of 9% with monthly payments of $5,650 and the remaining principal and interest due in May 1997. As part of the transaction, AmSouth extinquished the prior short-term mortgage consummated as of March 17, 1994 and removed Mr. David A. Johnson as a guarantor of the mortgage note. As of December 31, 1994, the amount due under the mortgage was $485,312.

      As of December 31, 1993, the Company had promised to repay on behalf of David A. Johnson, a Vice President and a director of the Company, approximately $165,000 arising from loans incurred by Mr. Johnson, the proceeds of which loans were used by the Company for operations and for Resort development. Such indebtedness included (i) a loan in the amount of $150,000 made by Mr. Johnson to the Company in September 1992 from the proceeds of a demand loan borrowed by Mr. Johnson from Barnett Bank, Orlando, Florida, and (ii) a loan advance of $15,000 made by Mr. Johnson to the Company from the proceeds of a signature loan obtained by him through Orange Bank. Since January 1994, the Company has paid $15,000 plus interest to Orange Bank and $150,000 plus interest to Barnett Bank. Consequently, the borrowings incurred by Mr. Johnson on behalf of the Company have been paid in full.

      At March 31, 1994 there was outstanding a loan extended by the Company to an officer and stockholder of the Company in the principal amount of $45,000. Subsequent to March 31, 1994, pursuant to the terms of a three-party agreement, JWM Productions, Inc. (a company wholly-owned by J. William Metzger, an officer, director and stockholder of the Company) forgave $19,500 in accrued management fees owed to it by the Company and Film Management Corp. (a company wholly-owned by James J. McNamara, an officer, director and stockholder of the Company) forgave $10,500 in accrued management fees in consideration for the Company s release of Mr. McNamara's obligation to the Company in the aggregate amount of $30,000. Consequently, Mr. McNamara and/or Film Management Corp. will be obligated to pay JWM Productions, Inc. the amount of $19,500 in connection with such agreement. As of December 31, 1994, an aggregate of approximately $15,000, plus interest, was forgiven as a result of additional accrued compensation owed to Mr. McNamara by the Company.

      Since January 1994, the Company received $207,000 from the exercise of 138,000 outstanding warrants to purchase Common Stock, which was used as follows: (i) $75,000 to reduce amounts owed under the Barnett Bank loan by David A. Johnson (ii) $50,000 to Orange Bank for payments toward the Resort mortgage, (iii) $25,000 to improve and complete the Resort and to fund the Resort's operations, and (iv) the remainder of such warrant proceeds for working capital purposes. In the nine-month period ended September 30, 1994, the Company received $700,000 from the exercise of 242,000 outstanding warrants to purchase Common Stock at an exercise price of $1.50 per share, the issuance of 201,923 shares of Common Stock for an aggregate sales price of $315,000, and $22,000 from a promissory note issued by the Company payable to (ITI) Glendale, Inc. on December 16, 1994 and convertible to shares of the Company's Common Stock at the option of the holder at the conversion price of $1.50 per share. Such $700,000 was used by the Company for operations at the Resort, for new television pilot production, for payment of cost overruns on The NEWZ pilot and series production, and for general corporate purposes.

      On January 28, 1994, a $100,000 bridge loan which was outstanding as of December 31, 1993 was converted into 200,000 shares of the Company's Class A Preferred Stock and 200,000 Class A Preferred Stock purchase warrants. During March, 1994, 44,000 Class A Preferred Stock purchase warrants were exercised by the holder thereof which provided proceeds to the Company of $264,000.

      The Company also borrowed $400,000 from another commercial bank, FUNB, which is evidenced by a Promissory Note and Security Agreement payable on March 31, 1994. Outstanding principal under the note accrues interest at FUNB's prime lending rate of interest plus one-half of one percent, with interest payable monthly. Davey Johnson, the Vice-President of Sales and Marketing, a director and a principal securityholder of the Company, is jointly and severally liable under the Promissory Note and Security Agreement. In addition, Mr. Johnson granted to FUNB a security interest in 44,000 shares of the Company's Common Stock, subject to adjustment, owned by him to secure the obligation. In connection with the closing of the Company's public offering on January 27, 1994, FUNB was paid $425,115 in full payment of all principal and interest due. Consequently the Note and Security Agreement were cancelled and the 44,000 shares of the Company's Common Stock were returned to David A. Johnson.

      As a result of the closing of the Company's public offering on January 27, 1994, the Company used a portion of the proceeds therefrom together with cash flow from the Resort's operations to fund the operations of the Resort at present levels and to continue to develop the Resort and to implement its completion. The Company completed 25 additional fully-equipped RV sites during the first half of 1994 and intends to complete additional facilities which will ultimately result in approximately 250 recreational RV sites (excluding the 108 RV sites which are fully operational and including the 125 RV sites which currently have water and sewer, but not electric, hook-ups) and approximately 39 additional self-contained Housing Units. The Company intends to use a portion of the proceeds from the exercise, if any, of the Bridge Warrants, the Conversion Warrants and the Common Stock Purchase Warrants related to the Company's public offering to improve and complete the Resort facilities and to fund the Resort's operations. There can be no assurance that completion will occur or will be financed through operations and the proceeds from the completed public offering and exercise, if any, of securities related thereto.

Abandonment of PSI

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

      PSI has developed a number of television projects since its inception.
See Business - PSI Television Development Projects above. All of PSI s investment in television projects has been abandoned by the Company as of December 31, 1994. The principal project of PSI was a concept developed by PSI for a television program of a half-hour, five episodes per week, late-night comedy Series based on national and international events entitled "THE NEWZ."
On January 13, 1994, a national distributor of television programming (the "Distributor") and PSI entered into an agreement (the "Distributor Agreement") for the purchase by the Distributor of the exclusive distribution and exploitation rights of the Series in exchange for which PSI would receive 50% of the net proceeds derived by the Distributor from the distribution and exploitation of the Series. The Distributor exercised its option on April 15, 1994 for an initial order of ninety Series episodes. In partial fulfillment of the Distributor Agreement, the Distributor reimbursed to PSI a portion of the actual costs for development of "THE NEWZ" pilot which PSI had previously funded up to the aggregate of $250,000. PSI commenced production of the Series and the Distributor paid to PSI a distribution advance based on the agreed production budget of $48,000 per episode. The Distributor retains exclusive successive annual options to order the Series at thirty-two episodes per year. PSI produced the Series through its wholly-owned subsidiary, The Newz Productions, Inc. The Distributor and PSI shared mutual creative control over the Series.

      PSI had completed and delivered sixty-one episodes of "THE NEWZ."
However, due to technical difficulties and other production overages that caused substantial cost overruns, the total production funding provided by the Distributor was not sufficient to cover the costs of production for the completion of the initial ninety episode order. Although PSI had located alternative sources of financing to provide the funding necessary to complete the remaining twenty-nine episodes, PSI and the Distributor were unable to agree on the revised terms of an arrangement for production and distribution of the episodes. Consequently, all production activity ceased in November, 1994 and is not expected to commence again. It is expected that PSI's ownership interest in the television series will be relinquished to the Distributor of the series as partial consideration in the settlement with the Distributor. This settlement is expected to be completed by approximately April 24, 1995.

      On March 1, 1995 certain creditors of PSI associated with the Series filed an involuntary petition with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The petition asserts claims of amounts owed as a result of the television Series which ceased production in November, 1994. Such claims are for amounts in excess of the accounts payable and deferred revenue in PSI s financial statements, and PSI is attempting to negotiate a settlement with the three creditors who initiated the filing. PSI intends to provide a fund with which to compromise claims in bankruptcy and other claims; however, the aggregate amount of that fund and the settlement terms and payments have not been determined as of the date of this report, and no assurances can be given that a settlement will be reached.

      The management of the Company recognized that the financial condition of PSI at December 31, 1994 was such that the Company was not able to exercise control over the operations of its subsidiary, PSI, and that unless immediate financing for production of the Series were obtained under conditions acceptable to the Distributor, bankruptcy of PSI was inevitable. On March 6, 1995, the Company's board of directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI. As of December 31, 1994, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements. The Company will not be responsible for the payment of obligations or claims related to the abandoned operations of PSI.

Management's Plans

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

      Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities. If such arrangements are successfully completed, the Company will reduce its notes payable and accounts payable obligations by approximately $220,000.

      The Company believes that such financing plans, which have been formulated to overcome its financial difficulties, have the reasonable capability of removing the threat to the continuation of its business during the twelve month period subsequent to December 31, 1994. Although management believes material progress has been achieved toward acquiring additional funding, as of the date of this filing no additional capital has been obtained nor has the Company received any commitment therefor and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.


ITEM 7.          FINANCIAL STATEMENTS

      The following financial statements and schedules are included in this Annual Report on Form 10-KSB following Item 13:

                   Index to Consolidated Financial Statements
                          Celebrity Entertainment, Inc.

Report of Independent Certified Public Accountants                      F-3
Consolidated Balance Sheet                                              F-4
Consolidated Statement of Operations                                    F-5
Consolidated Statement of Stockholders' Equity                          F-6
Consolidated Statement of Cash Flows                                    F-7
Summary of Significant Accounting Policies                              F-8
Notes to Consolidated Financial Statements                              F-10



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      The following information is provided with respect to the Company's changes in certifying accountants during the Company's two most recent fiscal years as set forth in the Company's Current Reports on Form 8-K dated March 16, 1994 and March 24, 1993 which have been incorporated in their entirety herein by reference.

      On March 16, 1994, Pricher and Company, 201 South Orange Avenue, Suite 1501, Orlando, Florida, 32801, were dismissed as the independent accountants for the Company.

      The reports of Pricher and Company on the financial statement of the Company for the past fiscal year contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Board of Directors (which has no audit or similar committee) approved the dismissal of Pricher and Company.

      In connection with its audit for the most recent fiscal year and through March 16, 1994, there have been no disagreements between the Company and Pricher and Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Pricher and Company would have caused Pricher and Company to make reference thereto in its report on the Company's financial statements for such years.

      On March 24, 1993, Graham & Cottrill, P.A. (formerly Forness, Graham & Cottrill, P.A.), 350 East Pine Street, Orlando, Florida 32801 ("G&C"), were dismissed as the independent accountants for the Company.

      The reports of G&C on the financial statement of the Company for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Board of Directors (which has no audit or similar committee) approved the dismissal of G&C.

      In connection with its audits for the two most recent fiscal years and through March 24, 1993, there have been no disagreements between the Company and G&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of G&C would have caused G&C to make reference thereto in its report on the Company's financial statements for such years.

      During the two most recent fiscal years and through March 24, 1993, there were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(V), except as follows: There is no authoritative pronouncement that specifically addresses the appropriate accounting treatment for the Company's membership agreement sales transactions. However, there are certain authoritative pronouncements that provide limited guidance as to the appropriate accounting treatment for such revenues. In 1992, G & C expressed to the Company certain questions regarding whether the Company's proposed method of accounting for sales of membership agreements conformed with generally accepted accounting principles ("GAAP") as reflected in such authoritative pronouncements. As a result of the change in the Company's independent accountants, G&C did not conduct further research or otherwise pursue this matter sufficiently to reach a conclusion as to whether the resolution of this question might have a material impact on the fairness or reliability of future financial statements to be issued by the Company, or cause G&C to be unwilling to rely on representations of the Company's management or be associated with the Company's financial statements. The revenue recognition matter described herein was inapplicable for the fiscal periods of the Company covered by the audit reports of G&C.

      Although the foregoing matter was not the subject of discussions between G&C and the entire Board of Directors of the Company, certain executive officers and professional advisers of the Company did engage in discussions with representatives of G&C with respect to such matter. The Company has authorized G&C to respond fully to the inquiries of the Company's new independent accounting firm concerning the foregoing matter.

      The Company requested that G&C furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not G&C agrees with the above statements. A copy of such letter, dated March 30, 1993, is filed as Exhibit No. 16 to the Company's Form 8-K dated March 24, 1993 which has been incorporated in its entirety herein by reference.

      In response to questions raised by the Commission's staff concerning the revenue recognition of membership sales, on June 24, 1993 the Company amended its Current Report on Form 8-K dated March 24, 1993 as filed with the Commission on March 31, 1993, by adding its responses to such questions. A copy of the Company's Current Report on Form 8-K, as amended, has been incorporated herein in its entirety. In addition, G&C's letter to the Commission dated April 29, 1992 was annexed to such Form 8-K as an exhibit. As described in the April 29, 1992 letter from G&C, the Company believed that revenues related to the sales of memberships should be recognized on the date that such membership agreements were executed and were no longer cancelable by the buyer (a five day right of rescission applies to such agreements). The Company performs a credit analysis on buyers who wish to finance a portion of the purchase price. Analysis of the buyer's financial condition, credit history and any collateral to be provided permits the Company to assess the likelihood of loss due to uncollectability. Based on such analysis, the Company provided an allowance for uncollectible amounts. In the event the Company was unable to estimate, with reasonable certainty, the collectibility of such receivables, it would use the installment method in recognizing revenue for such receivables. The method that was adopted by the Company to account for membership sale agreements was the same as described or referred to herein and described in the letter provide by G&C.

      On or about December 16, 1993, in response to comments received from staff of the Commission relating to the Company's recognition of revenues generated by membership sales, the Company changed its revenue recognition policy relating to membership sales such that the initial payment thereof and all monthly payments are deferred and recognized as revenues in the period when the membership fee is paid in full. In the event of a default in the payment of monthly payments, the member forfeits all amounts paid to date and any deferred amounts are recognized as revenue at the time of default. Revenues from usage fees are recognized on a daily basis as the resort facilities are used. Dues revenues are deferred and recognized on a pro rata basis over the dues period which ranges from one month to one year. See Note 1 to the Company's Consolidated Financial Statements included elsewhere herein.

      Decisions to change accountants were approved by the Board of Directors as follows.

      Effective March 30, 1993, the Company engaged Pricher and Company, 201 South Orange Avenue, Suite 1501, Orlando, Florida, 32801 as its new independent accountants. During the two most recent fiscal years and through March 29, 1993, the Company has not consulted with Pricher and Company on items which (1) were or should have been subject to SFAS 50 or (2) concerned with the subject matter of a disagreement or reportable event with the Company's former auditor.

      Effective March 16, 1994, the Company engaged BDO Seidman, 201 South Orange Avenue, Suite 950, Orlando, Florida, 32801, as its new independent accountants. During the two most recent fiscal years and through March 16, 1994, the Company has not consulted with BDO Seidman on items which (1) were or should have been subject to SFAS 50 or (2) concerned with the subject matter of a disagreement or reportable event with the Company's former auditor.


                                    PART III


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 1994 are listed below.

       Name                   Age               Position Held

James J. McNamara             45          President, Chief Executive Officer and
                                          Director

J. William Metzger            45          Executive Vice President, Chief
                                          Financial Officer,  Secretary,
                                          Treasurer and Director

Donald R. Hessler             50          Director

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

      Biographies of the directors and executive officers of the Company are set forth below:

      James J. McNamara has been the President, Chief Executive Officer and a director of the Company since June 1993, at which time the Company acquired PSI, which was formed by Mr. McNamara in 1991. Mr. McNamara has been the President and a director of PSI since its inception. Mr. McNamara has been involved in the music and entertainment business since 1971. Mr. McNamara first became involved in the motion picture business in 1979 when he assumed management of "Hardly Working," a motion picture which had encountered severe financial and production related problems. Largely as a result of Mr. McNamara's efforts, "Hardly Working" was distributed by Twentieth Century-Fox and became one of the highest grossing independently-produced pictures of 1981. From 1981 through 1985, Mr. McNamara developed various motion picture properties while maintaining offices at Twentieth Century-Fox in Los Angeles and commencing centralization of his operations in Palm Beach, Florida. In 1986, Mr. McNamara formed Entertainment, Inc., a Florida corporation which became the managing general partner of Premiere, Ltd., a limited partnership formed to develop motion pictures and television projects. Premiere, Ltd. developed a portfolio of projects including "Super Force," a half-hour action-adventure television series produced in association with Viacom Enterprises, which also distributed the series worldwide in first-run syndication. From 1988 until 1991, Mr. McNamara created and executively produced 48 episodes of "Super-Force". Premiere, Ltd. is no longer actively engaged in the development of motion picture and television projects. Premiere ceased to operate as a going concern in October 1991 due to cash flow difficulties experienced by Premiere. Mr. McNamara holds no directorships in any other companies with a class of securities registered on a national exchange or which are required to file annual, quarterly or other periodic reports with the Commission. Mr. McNamara is a director of Entertainment, Inc., an inactive corporation formed to act as a corporate managing partner of Premiere Ltd. and the sole owner of Film Management, Inc. which provides management services to PSI. During the past five years, Mr. McNamara has principally been involved in the creation and production of television projects and the management of the Company.

      J. William Metzger has been Executive Vice President, Chief Financial Officer, Secretary, Treasurer and a director of the Company since June 1993 at which time the Company acquired PSI. Mr. Metzger assisted Mr. McNamara in the "Hardly Working" project and was chiefly responsible for the re-editing, completion and promotion of the film. He has worked with Mr. McNamara since that time as a development executive in the offices at Twentieth Century-Fox and since 1986, as Executive Vice-President of Entertainment, Inc. and as a control person of Premiere. He was also an Executive Vice-President of PSI from 1990 to 1995. Mr. Metzger holds no directorships in any other company with a class of securities registered on a national exchange or which is required to file annual, quarterly, or other periodic reports with the Commission. Mr. Metzger is the sole owner of J. W. M. Productions, Inc. which provides management services to PSI.


      Donald R. Hessler has been a director of the Company since July 1994.
Over the last ten years, Mr. Hessler has worked with certain officers of the Company in the development and production of television and movie projects. Mr. Hessler has worked in the television and film entertainment industry for over 25 years and has won two Southern California Emmy awards and a National Award of Excellence for his work. Mr. Hessler has produced and directed programs for Public Television as well as for "Real People" for NBC and "Alive and Well" for USA Cable and has assisted in the production of the "CBS Reading Project." Mr. Hessler has been the president of Donnan Communications, Inc., one of the principal television and film production companies in South Florida, for over five years.

      Because of personal and other business demands, Mr. Fred Van Assche resigned from the Board of Directors as of July 11, 1994. Mr. Donald R. Hessler was appointed to fill the vacancy created by Mr. Van Assche's departure. Mr. Hessler will serve until the next annual meeting of stockholders or until his successor is elected and qualified. See Current Report on Form 8-K dated July 11, 1994 and incorporated herein by reference.

      As of October 10, 1994, David A. Johnson, a founder, officer and director of the Company, resigned his positions as a director and Vice President of the Company. Mr. Johnson's responsibilities as Vice President of the Resort will be assumed by the resident manager of the Resort. See Current Report on Form 8-K dated November 21, 1994 and incorporated herein by reference.

      As of December 31, 1994, no committees of the Board of Directors had been established.

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

      As of December 31, 1994, the Company had not received Forms 3,4, or 5 from its officers or directors during the fiscal year ended December 31, 1994.


ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer during the last fiscal year and the Company s most highly compensated executive officers who served as such during fiscal 1994 whose total annual salary and bonus exceeded $100,000. The Company had one Chief Executive Officer during fiscal 1994 and no executive officers whose annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                       Long Term Compensation
                           Annual Compensation            Awards       Payouts


                                                                                          All
                                            Other         Restricted                      Other
      Name and                              Annual        Stock      Options    LTIP      Compen-
 Principal Position Year    Salary  Bonus   Compensation  Awards     SARs       Payments  sation
                           ($) (1)  ($)     ($)            ($)       (#)          (#)     ($)

 James J. McNamara  1994   46,267     -                     -        250,000      -        -
  Chief Executive   1993    -         -                     -         -           -        -
  Officer (1)

 J. William Metzger 1994   46,267     -                     -        125,000      -        -
  Chief Financial
  Officer


(1) Mr. McNamara became Chief Executive Officer of the Company in June 1993. His compensation for his services as Chief Executive Officer of the Company commenced as of the closing of the Company's Public Offering in January 1994.

Stock Options

     The following table sets forth certain information with respect to options exercised during fiscal 1994 by the executive officers named in the Summary Compensation Table, and with respect to unexercised option held by such individuals at the end of fiscal 1994.

                            Option/SAR Grants in Last Fiscal Year

                         Individual Grants

                                  % of
                                 Total
                                Options/
                Number of         SARs                       Potential Realizable Value at Assumed
               Securities        Granted                    Annual Rates of Stock Price Appreciation
               Underlying           to      Exercise                  for Option Term (10 Years) *
               Options/SARs     Employees   or Base                5%                   10%
                 Granted             in     Price     Expiration   Price   Aggregate    Price   Aggregate
                                  Fiscal                           per                  per
  Name             (#)             Year     ($/Share)   Date       Share   Value        Share    Value


James J.         250,000         66.67%      $2.81      Oct-99     $ 4.61  $1,152,500   $7.37    $1,842,500
McNamara

J. William       125,000         33.33%      $2.81      Oct-99     $ 4.61  $  576,250   $7.37    $  921,250
Metzger

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

    Name                 Shares       Value      Number of Securities     Value of Unexercised in
                        Acquired    Realized    Underlying Unexercised    the Money Options/SARs
                           On                   Options/SARs at FY-End         at FY-End ($)
                        exercise                         (#)
                          (#)                   Exercisable  Unexercisable  Exercisable   Unexercisable
    James J.               0            0        250,000          0           0             0
    McNamara

    J. William             0            0        125000          0           0             0
    Metzger


Directors are not compensated for their services as members of the Board of Directors of the Company.


      Mr. McNamara and Mr. Metzger are each a party to an employment agreement with the Company providing for their services until December 31, 1997 at a current annual salary of $50,000 each with a 5% annual escalation.


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

Name and Address of                        Common                 Percent of
Beneficial Owner                           Stock                  Common Stock
Owned
James J. McNamara
    214 Brazilian Avenue, Suite 400
    Palm Beach, FL 33480                    173,500                 8.5 %

J. William Metzger
    214 Brazilian Avenue, Suite 400
    Palm Beach, FL 33480                     74,375                 3.6 %

Donald R. Hessler
    214 Brazilian Avenue, Suite 400
    Palm Beach, FL 33480                         0                   0 %

All Officers and Directors
    As A Group (3 persons)                  247,857                12.1 %


ITEM 12.  CERTAIN RELATONSHIPS AND RELATED TRANSACTIONS

      The Company's four outstanding promissory notes with a principal balance of $470,246 as of December 31, 1992, were refinanced with a local commercial bank, Orange Bank, on April 13, 1993. In connection with such refinancing the Company obtained an additional advance of approximately $123,231 and delivered a new mortgage on the Resort Property. In connection therewith, the Company executed a promissory note securing the repayment thereof in an aggregate principal amount of $625,000. Such new promissory note accrues interest at Orange Bank's prime lending rate of interest plus 1-1/2% (with a minimum rate of 8-1/2%), requires monthly payments of $8,100 and matures on April 13, 1996. In connection with the refinancing, the Company placed $32,400 in a restricted reserve interest account with the bank. A principal reduction of $100,000 was payable on or before October 2, 1993 which payment was deferred by the bank until the closing on January 27, 1994 of the Company's public offering, and in connection therewith the company paid $57,400 to Orange Bank on January 28, 1994, and Orange Bank renewed the mortgage. Under the terms of the renewal, which was consummated as of March 17, 1994, a note was signed by the Company for $576,160 which matures on May 2, 1994. The Company completed a mortgage on May 2, 1994 with AmSouth Bank, the successor by merger to Orange Bank, in the principal amount of $551,159 and bearing a fixed interest rate of 9% with monthly payments of $5,650 and the remaining principal and interest due in May 1997. As part of the transaction, AmSouth extinquished the prior short-term mortgage consummated as of March 17, 1994 and removed Mr. David A. Johnson as a guarantor of the mortgage note. As of December 31, 1994, the amount due under the mortgage was $485,312.

      As of December 31, 1993, the Company had promised to repay on behalf of David A. Johnson, a Vice President and a director of the Company until his resignation in the fourth quarter of 1994, approximately $165,000 arising from loans incurred by Mr. Johnson, the proceeds of which loans were used by the Company for operations and for Resort development. Such indebtedness included
(i) a loan in the amount of $150,000 made by Mr. Johnson to the Company in September 1992 from the proceeds of a demand loan borrowed by Mr. Johnson from Barnett Bank, Orlando, Florida, and (ii) a loan advance of $15,000 made by Mr. Johnson to the Company from the proceeds of a signature loan obtained by him through Orange Bank. Since January 1994, the Company has paid $15,000 plus interest to Orange Bank and $150,000 plus interest to Barnett Bank. Consequently, the borrowings incurred by Mr. Johnson on behalf of the Company have been paid in full.

       At March 31, 1994 there was a loan extended by PSI to James J. McNamara, an officer and stockholder of the Company in the principal amount of $45,000. Subsequent to March 31, 1994, pursuant to the terms of a three-party agreement, JWM Productions, Inc. (a company wholly-owned by J. William Metzger, an officer, director and stockholder of the Company) forgave $19,500 in accrued management fees owed to it by PSI and Film Management Corp. (a company wholly-owned by James J. McNamara, an officer, director and stockholder of the Company) forgave $10,500 in accrued management fees in consideration for PSI's release of Mr. McNamara's obligation to PSI in the aggregate amount of $30,000. Consequently, Mr. McNamara and/or Film Management Corp. will be obligated to pay JWM Productions, Inc. the amount of $19,500 in connection with such agreement. As of December 31, 1994, an aggregate of approximately $15,000, plus interest, was offset against accrued compensation owed to Mr. McNamara by PSI.

      Since January 1994, the Company received $207,000 from the exercise of 138,000 outstanding warrants to purchase Common Stock, which was used as follows: (i) $75,000 to reduce amounts owed under the Barnett Bank loan by David A. Johnson (ii) $50,000 to Orange Bank for payments toward the Resort mortgage, (iii) $25,000 to improve and complete the Resort and to fund the Resort's operations, and (iv) the remainder of such warrant proceeds for working capital purposes.

      The Company also borrowed $400,000 from another commercial bank, FUNB, which is evidenced by a Promissory Note and Security Agreement payable on March 31, 1994. Outstanding principal under the note accrues interest at FUNB's prime lending rate of interest plus one-half of one percent, with interest payable monthly. David A. Johnson is jointly and severally liable under the Promissory Note and Security Agreement. In addition, Mr. Johnson granted to FUNB a security interest in 44,000 shares of the Company's Common Stock, subject to adjustment, owned by him to secure the obligation. In connection with the closing of the Company's public offering on January 27, 1994, FUNB was paid $425,115 in full payment of all principal and interest due. Consequently the Note and Security Agreement were cancelled and the 44,000 shares of the Company's Common Stock were returned to David A. Johnson.

      During 1994, a disagreement developed between the Company and a former director and officer of the Company (the "Former Director") with regard to the sale of the Former Director's securities. In July 1993, the Former Director sold shares of the Company's Common Stock personally owned by him to an independent third party (the "Purchaser"). The Former Director alleges that in addition to the amount already received from the sale, $165,000 is still due and payable. The Former Director alleges that the Company is obligated for payment of the $165,000. The Company strongly disagrees in that the Company has determined that problems and possible misrepresentations exist concerning the Company's Resort property previously under such Former Director's stewardship, that certain writings between the Company and the Former Director were never ratified by the Company's Board of Directors, of which the Former Director was then a member, and further that the Company is advised by the Purchaser that an option granted to the Former Director to realize the $165,000 is still in effect and available to the Former Director until June 1995. Over a period of ninety days in summer and fall 1994, the Company and the Purchaser endeavored to effect an amiable resolution of the disagreement with the Former Director, however, due to issues relating to collateral, security interests, validity and the Former Director's position with the Company, such negotiations were never successful. The Company believes it has a meritorious defense to any proceeding that may be instituted in the future by the Former Director.


ITEM 13.    EXHIBITS, AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Current Report on Form 8-K of date of November 10, 1994 filed November 21, 1994, referencing resignation of David A. Johnson as a director filed by reference.


Exhibits (All Exhibits have been previously filed with the original Form 10-KSB to which this Amendment relates unless otherwise indicated.)

Exhibit
Number            Exhibit

2.1 Stock Purchase Agreement and Plan of Reorganization by and among Celebrity Resorts, Inc., Production Services International, Inc., the shareholders of Production Services International, Inc. And David A. Johnson, dated June 9, 1993, filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated June 15, 1993.

2.2 Amendment to Stock Purchase Agreement and Plan of Reorganization dated June 10, 1993, filed as Exhibit 2.02 to the Company's Current Report on Form 8-K dated June 15, 1993.

3.1 Certificate of Incorporation of the Company, filed as Exhibit 3.01 to the Company's Registration Statement on Form S-1, File No. 33-40203.

3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware January 28, 1988, filed as Exhibit 3.02 to the Company's Registration Statement on Form S-1, File No. 33-40203.

3.3 Amended and Restated By-Laws of the Company, filed as Exhibit 3.3 to the Company's Registration Statement on Form S-2, File No. 33-69744.

3.4 Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware April 27, 1990, filed as Exhibit 3.02 to the Company's Registration Statement on Form S-1, File No. 33-40203.


3.5 Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware February 18, 1993, filed as Exhibit 3.5 to the Company's Registration Statement on Form S-2, File No. 33-69744.

3.6 Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware (November 3, 1993) and filed as an exhibit to the Company's Form 10-QSB, File No. 0-19196, filed with the Securities and Exchange Commission on November 19, 1993.

4.1 Specimen Common Stock Certificate, filed as Exhibit 4.01 to the Company's Registration Statement on Form S-18, File No. 33-33035A.

4.2   Specimen Class A Convertible Preferred Stock Certificate.

4.3 Form of Warrant Agreement among the Company, I.A. Rabinowitz & Co., and American Stock Transfer & Trust Company, as warrant agent.

4.4   Specimen Common Stock Purchase Warrant.

4.5   Form of Class A Preferred Stock Warrant.

4.6   Form of Representative's Unit Purchase Warrant.

4.7 Warrant of (ITI) Glendale, Inc. relating to 100,000 shares of Common Stock, filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.8 Warrant of David A. Johnson relating to 100,000 shares of Common Stock, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.9 Related documents dated July 23, 1993 (the "July 93 Agreements") by and among the Company, Abingdon Farms, Inc. ("AFI") and David A. Johnson filed as Exhibit 4.9 to the Company's Registration Statement on Form S-2, File No. 33-69744 including:

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

4.10 Letter Agreement dated August 27, 1993 by and between the Company, AFI and David A. Johnson, transferring all of AFI's rights and obligations in the 7/23/93 Agreements to IDIICO, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.11 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing Characteristics of Preferred Stock of the Company, filed in the Secretary of State of Delaware's office on July 31, 1990, filed as Exhibit 4.11 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.12 Amended Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing Characteristics of Preferred Stock of the Company, filed in the Secretary of State of Delaware's office on February 18, 1993, filed as Exhibit 4.12 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.13 Form of Certificate of Designation Setting Forth the Preferences, Rights and Limitations of Preferred Stock, which will designate the Class A Preferred Stock, filed as Exhibit 4.13 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.14  Form of New Common Stock Certificate (Post 1993 Reverse Split), filed as
      Exhibit 4.14 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.1 Agreement for Transfer of Resort Property to Company Between the Company and Celebrity Fish Camps, Inc., filed as Exhibit 10.01 to the Company's Registration Statement on Form S-18, File No. 33-33035A.

10.2 Employment Agreement dated as of April 15, 1990, between the Company and David A. Johnson, filed as Exhibit 10.02 to the Company's Registration Statement on Form S-18, File No. 33-33035A.

10.3 Assignment and Assumption Agreement dated as of July 18, 1992 between Celebrity Football, Inc. And Fifty Sports, Inc., filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19196).

10.4 Promotion Agreement dated as of July 29, 1992 by and among Fifty Sports, Inc., Donald R. Dizney, James E. English and David A. Johnson, filed as
      Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19196).

10.5 Commercial Promissory Note executed by David A. Johnson in favor of Barnett Bank dated June 23, 1992 in the principal amount of $150,632.24, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-2, File No. 33-69744

10.6 Renewal Commercial Promissory Note executed by David A. Johnson in favor of Barnett Bank dated April 15, 1993 in the principal amount of $135,632.24, filed as Exhibit 10.6 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.7  Promissory Note and Security Agreement executed by the Company and David
      A. Johnson, jointly, in favor of First Union National Bank of Florida, dated April 8, 1992, relating to a term loan in the principal amount of $400,000, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.8 Renewals of January 1, 1993 and April 1, 1993 of the Promissory Note and Security Agreement of the Company and David A. Johnson, jointly, in favor of First Union National Bank of Florida dated April 8, 1992, relating to a term loan in the principal amount of $400,000, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.9 Note and Mortgage Modification, Future Advance, Assumption, Consolidation, and Spreader Agreement dated as of April 2, 1993, by and between the Company and Orange Bank, in principal amount of $625,000, filed as Exhibit
      10.9 to the Company's Registration Statement on Form S-2, File No. 33-
      69744.

10.10 Stock Pledge Agreement by and among David A. Johnson, Celebrity
      Resorts, Inc., James J. McNamara and J. William Metzger, filed as Exhibit
      10.05 to the Company's Current Report on Form 8-K, dated June 15, 1993.

10.11 Form of Debt Recapitalization Agreement between the Company and the Debtholders and Schedule of Debtholders, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.12 Form of Non-Negotiable 12% Promissory Note, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.13 Form of Non-Negotiable 8% Promissory Note, filed as Exhibit 10.13 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.14 1992 Stock Option Plan of the Company, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.15 Agreement between the Company and Resort Parks International, Inc., filed as Exhibit 10.15 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.16 Form of Celebrity Resorts, Inc. Membership Agreement, filed as
      Exhibit 10.16 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.17 Agreement dated October 24, 1993 by and among the Company,
      Enquirer/Star Group, Inc. and United Television Inc., filed as Exhibit
      10.17 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.18 Financial Consulting Agreement dated July 14, 1993 between
      Production Services International, Inc. and (ITI) Glendale, Inc., filed as
      Exhibit 10.18 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.19 Form of Letter Agreement between IDIICO and David A. Johnson, filed as Exhibit 10.19 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.20 Letter dated August 27, 1993 from Kimberly-Clark Corporation to National Enquirer/Star, filed as Exhibit 10.20 to the Company's Registration Statement on Form S-2, File No. 33-69744

10.21 Form of Celebrity Resorts, Inc. Promissory Note (for membership sales), filed as Exhibit 10.21 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.22 Agreement between Columbia Pictures Television and Production Services International, Inc., filed as Exhibit 10.22 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.23 Note and Mortgage Modification and Agreement Regarding Closing of
      Loan dated as of May 2, 1994 by and between the Company and AmSouth Bank of Florida.

10.24 Employment Agreement between James J. McNamara and the Company dated as of January 27, 1994.

10.25 Employment Agreement between J. William Metzger and the Company dated as of January 27, 1994.

10.26 Revised Agreement between Columbia Pictures Television and Production Services International, Inc., dated as of December 28, 1992 and revised January 12, 1994.

11.1* Statement Re: Computation of Earnings Per Share.

13.1 Annual Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 10-K as amended by Form 10-K/A for the fiscal year ended December 31, 1992, filed with the Commission on September 13, 1993 (File No. 0-19196).

13.2 Quarterly Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 10-Q for the quarter ended March 31, 1993, filed with the Commission on May 20, 1993 (File No. 0-19196).

13.3 Quarterly Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 10-Q for the quarter ended June 30, 1993, filed with the Commission on August 19, 1993 (File No. 0-19196).

13.4 Quarterly Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 10-Q for the quarter ended September 30, 1993, filed with the Commission on November 19, 1993 (File No. 0-19196).

13.5 Current Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 8-K dated January 27, 1993 and filed with the Commission on February 2, 1993 (File No. 0-19196).

13.6 Current Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 8-K dated March 24, 1993 and filed with the Commission on March 31, 1993 (File No. 0-19196).

13.7 Amendment on Form 8-K/A amending the Current Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 8-K dated March 24, 1993 and filed with the Commission on June 24, 1993 (File No. 0-19196).

13.8 Current Report of Celebrity Resorts, Inc. (now Celebrity Entertainment, Inc.) on Form 8-K as amended by Form 8-K/A #1 dated June 15, 1993 and filed with the Commission on August 30, 1993 (File No. 0-19196).

16.1 Letter to the Commission dated April 29, 1992 from Graham & Cottrill, P.A., (now Forness, Graham & Cottrill, P.A.) former accountants to the Company, filed as exhibit 16.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 0-09196).

16.2 Letter to the Commission dated June 22, 1993 from Graham & Cottrill, P.A., (now Forness, Graham & Cottrill, P.A.) former accountants to the Company, filed as exhibit 16(c) to the Company's Current Report on Form 8 filed to amend the Company's Current Report on Form 8-K dated March 24, 1993 (File No. 0-09196).
       ________________
*Filed herewith.



                                   SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 23d day of May, 1996.


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


Signature                     Title                         Date


/s/  James J. McNamara     President, Chief Executive    May 23, 1996
James J. McNamara             Officer and Director



/s/ J. William Metzger     Executive Vice President,     May 23, 1996
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director








                   Celebrity Entertainment, Inc. and Subsidiary


                         Financial Statements
               Years Ended December 31, 1994 and 1993


Report of Independent Certified
Public Accountants                                               F-2

Financial statements
Balance sheet                                              F-3 - F-4
Statements of operations                                         F-5
Statements of stockholders' equity                               F-6
Statements of cash flows                                         F-7
Summary of significant accounting policies                 F-8 - F-9
Notes to financial statements                            F-10 - F-19



Report of Independent Certified Public Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. and Subsidiary as of December 31, 1994 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. and Subsidiary at December 31, 1994 and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 9 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 1994. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ BDO Seidman, LLP
                                                           BDO Seidman, LLP
     Orlando, Florida
     April 12, 1995

                                                  Celebrity Entertainment, Inc. and Subsidiary

                                                   Consolidated Balance Sheet

            December 31,                                                   1994


            Assets
             Current:
             Cash                                                   $     2,278
             Prepaid expenses                                             6,473


                  Total current assets                                    8,751


            Land                                                        670,780
            Buildings and improvements                                2,854,748
            Equipment                                                   146,840
            Furniture and fixtures                                       28,949


                                                                      3,701,317

            Less accumulated depreciation                               407,466


                                                                      3,293,851




                                                                   $  3,302,602

   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                  Celebrity Entertainment, Inc. and Subsidiary

                                                  Consolidated Balance Sheet

            December 31,                                                   1994


            Liabilities and Stockholders' Equity

            Current liabilities:
             Notes payable (Note 2)                                 $   101,728
             Accounts payable                                           274,779
             Accrued expenses                                            99,076
             Deferred membership revenues (Note 3)                       50,406
             Current maturities of long-term debt (Note 4)               27,805


                  Total current liabilities                             553,794


            Long-term debt, less current maturities (Note 4)            457,507


                  Total liabilities                                   1,011,301


            Commitment and contingencies (Note 8)

            Stockholders' equity (Note 5):
             Preferred stock, $.01 par value; 2,000,000 shares
              authorized
                Designated class A convertible;
                 1,525,000 shares designated,
                  589,000 shares outstanding                              5,890
             Common stock, $.0001 par value; 25,000,000 shares
              authorized, 2,038,767 shares outstanding                      203
             Additional paid-in capital                               6,977,806
             Accumulated deficit                                     (4,692,598)


                    Total stockholders' equity                        2,291,301


                                                                    $ 3,302,602

       See accompanying summary of significant accounting policies and notes to consolidated financial statements.


                                     Celebrity Entertainment, Inc. and Subsidiary

                                        Consolidated Statements of Operations


            Year ended December 31,                                   1994           1993


            Revenues:
                  Resort membership sales                      $    97,818      $   57,018
                  Resort operations                                102,217         120,712


                  Total revenues                                   200,035         177,730

            Cost of sales                                            9,184          16,194


                  Gross profit                                     190,851         161,536

            Selling, general and administrative expenses           977,378         558,265


                  Operating loss                                  (786,527)       (396,729)


            Other income (expenses):
                  Interest income                                   10,186          17,764
                  Interest expense                                 (92,515)       (101,914)
                  Other income                                           -          16,220


                                                                   (82,329)        (67,930)


                  Loss from continuing operations                 (868,856)       (464,659)

            Discontinued operations (Note 1):
                  Gain on abandonment of television
                   production subsidiary                           750,773               -
                  Loss from discontinued operations of
                    television production subsidiary            (2,902,218)       (160,851)
                  Gain on sale of professional football
                    operations                                           -           1,514

                  Income (loss) from discontinued operations    (2,151,445)       (159,337)


            Net loss                                         $  (3,020,301)     $ (623,996)

            Loss from continuing operations per common share $        (.51)     $     (.70)


            Loss from discontinued operations                        (1.27)           (.25)


            Net loss per common share                         $      (1.78)     $     (.95)


            Weighted average number of
              common shares outstanding                          1,693,277         659,786

                  See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                                      Celebrity Entertainment, Inc. and Subsidiary
                                                     Consolidated Statements of Stockholders' Equity

                                                                                    Additional
                                      Preferred Stock            Common Stock          Paid-In      Accumulated
                                     Shares    Amount           Shares    Amount       Capital          Deficit


Balance, January 1, 1993          2,000,000   $ 20,000          405,172   $ 41     $ 3,383,964   $ (1,048,301)

Contribution and cancellation
 of common stock                          -          -           (6,000)    (1)              1              -

Contribution and cancellation
 of preferred stock (Note 5)     (2,000,000)   (20,000)               -      -          20,000              -

Issuance of common stock
  to PSI stockholders (Note 1)            -          -          402,672     40         402,632              -

Conversion of notes payable
 into common stock                        -          -          395,058     39         592,538              -

Issuance of bridge units                  -          -          180,000     18         269,982              -

Payment of legal fees through
 issuance of common stock                 -          -           73,744      7         110,609              -

Payment of professional fees
 through issuance of
  common stock                            -          -            5,000      1           7,499              -

Payment of office rent through
 issuance of common stock                 -          -            1,198      -           1,798              -


Net loss                                  -          -                -      -               -       (623,996)


Balance, December 31, 1993                -          -        1,456,844    145       4,789,023     (1,672,297)

Sale of preferred stock             345,000      3,450                -      -         871,968              -

Conversion of bridge loans
 into preferred stock               200,000      2,000                -      -          98,000              -

Exercise of preferred stock
 warrants                            44,000        440                -      -         263,560              -

Exercise of common stock
 warrants                                 -          -          380,000     38         468,087              -

Sale of common stock                      -          -          201,923     20         213,105              -

Issuance of common stock warrants
 in payment of consulting fees
 (Note 5)                                 -          -                -      -          70,313              -

Issuance of common stock warrants in
  payment of issuance costs               -          -                -      -         203,750              -

Net loss                                  -          -                -      -               -     (3,020,301)


Balance, December 31, 1994          589,000    $ 5,890        2,038,767  $ 203     $ 6,977,806   $ (4,692,598)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                          Celebrity Entertainment, Inc. and Subsidiary
                                           Consolidated Statements of Cash Flows

Year ended December 31,                                            1994            1993


Cash flows from operating activities:
  Net loss                                                      $ (3,020,301)      $ (623,996)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                                    128,866          174,630
    Gain on abandonment of television production subsidiary         (750,773)          (1,514)
    Stock issued as payment of consulting fees                        70,313                -
    Stock issued as payment of office rent                                 -            1,798
    Stock issued as payment of professional fees                           -            7,500
    Change in current assets and liabilities:
      Membership accounts receivable                                   3,209            1,026
      Accounts receivable                                            (23,897)               -
      Inventory                                                        4,690             3,668
      Prepaid expenses                                                 1,462            11,563
      Accounts payable and accrued expenses                          897,781           518,305
      Deferred membership revenues                                     9,505            20,222
      Management fees payable                                        (58,221)          (45,287)


Net cash provided by (used for) operating activities              (2,737,366)           67,915


Cash flows from investing activities:
  Proceeds from sale of discontinued operations                            -            13,737
  Purchase of property and equipment                                 (57,155)          (48,790)
  Cash acquired in purchase of subsidiary                                  -            51,217
  Decrease (increase) in production costs                          1,194,653          (433,775)
  Decrease (increase) in other assets                                  6,533            (4,064)


Net cash provided by (used for) investing activities               1,144,031          (421,675)

Cash flows from financing activities:
  Proceeds of notes payable                                           86,675                 -
  Repayments of notes payable - bank                                (400,000)                -
  Proceeds (repayments) of bridge loans                             (250,000)          350,000
  Proceeds (repayments) of notes payable to affiliates              (221,927)          218,329
  Net proceeds (repayments) of long-term debt                       (121,248)          396,207
  Decrease (increase) in note receivable - officer                    45,000           (45,000)
  Proceeds from the issuance of preferred stock                    1,302,751                 -
  Proceeds from the exercise of preferred stock warrants             264,000           270,000
  Proceeds from the exercise of common stock warrants                570,000                 -
  Proceeds from the issuance of common stock                         315,000                 -
  Deferred public offering costs                                           -          (427,332)
  Net cash provided by financing activities                        1,590,251           325,546

Decrease in cash                                                      (3,084)          (28,214)

Cash, beginning of year                                                5,362            33,576

Cash, end of year                                                    $ 2,278           $ 5,362

            See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Celebrity Entertainment, Inc. and Subsidiary
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celebrity Entertainment, Inc. ("CEI" or the "Company"), a Delaware corporation, developed and operates a destination resort community featuring golf, fishing and recreational activities. CEI markets memberships in the resort which entitle members to the use of resort facilities at reduced rates. On November 3, 1993, CEI changed its name from Celebrity Resorts, Inc. to Celebrity Entertainment, Inc. Income from the resort is seasonal, and on an annual basis, the Company is required to seek additional financing to pay long-term debt obligations and the resort's on-going operations, including payroll, creditors and taxes. Income from the resort operations is not sufficient to sustain the Company's public filing requirements, including required professional services or pay dividends to the preferred or common shareholders.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives (5 to 31.5 years) of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes.

Net Loss Per Common Share

The net loss per common share is computed using the weighted average weighted average number of common shares outstanding during each period after giving effect to the 1-for-20 reverse stock split described in Note 5. Common stock equivalents have not been included since the effect would be antidilutive.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CEI and its wholly-owned subsidiary Production Services International, Inc. ("PSI"), all of whose operations have been discontinued, as more fully described in Note 1.

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

Change in Method of Accounting for Taxes on Income

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by the amount of tax benefits not expected to be realized.

Reclassifications

Certain items in the financial statements of the prior year have been reclassified to conform to the 1994 presentation.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business Acquisition and Discontinued Operations

On June 15, 1993, the Company acquired the outstanding common stock of Production Services International, Inc. (PSI) in exchange for 402,672 shares of the Company's common stock. The acquisition of PSI was accounted for using the purchase method of accounting. Accordingly, (a) the results of PSI's operations were included in the consolidated statement of operations from the date of acquisition and (b)the total acquisition cost has been allocated to the assets and liabilities of PSI based on their relative estimated fair values at the date of purchase. At June 15, 1993, PSI's liabilities exceeded its assets (at their fair market value) by $150,558, and accordingly, the excess of the purchase price over the deficiency in the net assets acquired equaled $553,230. This goodwill amount was being amortized over seven years.

Operations of PSI Discontinued

On March 1, 1995, certain creditors of PSI filed a petition with the United States Bankruptcy Court in the middle district of Florida in Orlando, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The petition asserts claims of amounts owed as a result of a television series which ceased production in November 1994. Such claims are for amounts in excess of the accounts payable and PSI is negotiating with the three creditors who initiated the filing toward a settlement of their claims. PSI intends to provide a fund with which to compromise claims in bankruptcy and other claims; however, the aggregate amount of that fund and the settlement terms and payments have not been determined. CEI will not be responsible for the payment of obligations or claims related to the discontinued operations of PSI.

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

Summarized results of operations of PSI were as follows:

Year ended December 31,               1994           1993


Revenues                            $ 4,212,961    $       -
Loss from discontinued operations   $ 2,652,219      160,851

2.  Notes Payable

Notes payable consist of various uncollateralized notes payable to third parties bearing interest ranging from 7.75% to 10% and mature on or before December 31, 1994. Notes payable aggregating $60,500 are past due. Notes payable for $52,000 are convertible at the election of the holder into the Company's common stock at conversion prices ranging from $.60 to $1.50 per share.

3.  Deferred Membership Revenues

Deferred membership revenues are summarized as follows:

December 31,                                         1994


Membership contracts sold to date which
  have not been fully paid                       $ 119,655
Less membership notes receivable                    69,249


                                                 $  50,406

Notes receivable from the sale of new individual memberships are collectible in monthly installments over periods of 36 to 60 months with interest at 14%.

4.  Long-Term Debt

Long-term debt consists of a mortgage note payable to a bank which is collateralized by land in Ocala, Florida. The mortgage note bears interest at 9% and is payable in monthly payments of $5,650, including principal and interest.

Principal payments required to be made in future years are as follows:

Year ending December 31,                           Amount


1995                                              $ 27,805
1996                                                28,381
1997                                               429,126

                                                 $ 485,312

5.  Stockholders' Equity

Stock Options

At the Company's annual meeting of stockholders on February 27, 1992, the stockholders approved a stock option plan in which up to 1,000,000 common shares may be subject to options and/or stock appreciation rights. These options and/or stock appreciation rights may be granted to key employees, officers, directors and consultants of the Company at the discretion of the Board of Directors. Changes in options outstanding are summarized as follows:
                                                     Option Price
                                      Shares           per Share

Balance, December 31, 1993                -                $    -
 Granted                            375,000                $ 2.81

Balance, December 31, 1994          375,000                $ 2.81


As of December 31, 1994, the Company had an outstanding stock option to the underwriter of the Company's initial public offering permitting the holder to purchase 3,438 units (each unit consists of four shares of common stock and six warrants) at $96.00 per unit. These options expire on August 14, 1995.

Common Stock Warrants

At December 31, 1994, the Company had 604,627 common stock warrants outstanding. Information relating to these warrants is summarized as follows:
                                       Number of        Exercise
Expiration Date                         Warrants         Price

December 1995                            275,000           $ 1.50
September 1996                           322,000             4.75
April 1997                                 7,627             4.72


During 1994, the Company's Board of Directors approved a reduction of the exercise price of the 322,000 warrants expiring in September 1996 from $20 per warrant to $4.75 per warrant. The new exercise price reflected the market value of the Company's common stock at the date of the exercise price reduction.

During 1994, the Company issued 75,000 and 200,000 common stock warrants with exercise prices of $1.50 per share as payment of consulting expenses ad expenses related to certain equity financings consummated by the Company during the year, respectively. The fair market value of the Company's common stock at the date of issuance of these warrants was $183,000 for the 75,000 warrants issued on August 1, 1994. The total amount recorded as consulting expense and issuance costs amounted to $70,313 and $203,750, respectively.


Preferred Stock Warrants

At December 31, 1994, the Company had 846,000 Class A preferred stock purchase warrants outstanding. The warrants entitle each holder to purchase one share of Class A preferred stock at an exercise price of $6 per share through January 1997.

In connection with the Company's January 27, 1994 preferred stock offering, 30,000 unit purchase warrants were issued to the underwriter of the public offering. The unit purchase warrants are exercisable into 30,000 shares of Class A convertible 8% preferred stock and 60,000 Class A preferred stock purchase warrants.

Stock Split

The Company declared a 1-for-20 reverse common stock split effective November 3, 1993. The loss-per-share calculation and all common share information contained in these financial statements have been retroactively adjusted to give effect to the stock split.

Preferred Stock

On January 27, 1994, the Company completed a public offering of its securities. The offering was for 345,000 units consisting of 345,000 shares of $.01 par value class A convertible 8% preferred stock and 690,000 class A preferred stock purchase warrants. Each share of class A preferred stock is convertible into two shares of the Company's common stock at the election of the holder at any time after January 27, 1995. The class A preferred stock is redeemable (subject to certain conditions) at the discretion of the Company at a redemption price of $7.50 per share. Beginning January 1, 1995, each share of class A preferred stock will entitle the holder to receive cumulative preferential dividends which will accrue and be payable on an annual basis at 8% of the redemption price. The class A preferred stock purchase warrants are detachable from the class A preferred stock and entitle each holder to purchase one share of class A preferred stock at an exercise price of $6 per share through January 1997. The public offering generated proceeds of $1,302,751, net of public offering expenses of approximately $422,249. A portion of the net proceeds was used to retire $400,000 payable under a bank line of credit, $250,000 of bridge loans payable, $40,000 of notes payable to affiliates, $39,150 of accrued interest and $200,000 of accounts payable. The remainder of the net proceeds were to be used to fund the Company's continuing operations, including $360,000 to be used for PSI's television and film production projects.

On February 18, 1993, the Company's authorized preferred shares were increased from 1,000,000 to 2,000,000, at which time a two-for-one preferred stock split became effective. All preferred share information contained in these financial statements has been retroactively adjusted for the stock split. The entire 2,000,000 shares of preferred stock were contributed back to the Company in 1993 by an officer and principal stockholder of CEI related to the Company's acquisition of PSI (see Note 1).


Bridge Loan Conversion

During 1994, $100,000 of bridge loans were converted into 200,000 units consisting of 200,000 shares of $.01 par value Class A convertible 8% preferred stock and 200,000 Class A preferred stock purchase warrants.

Shares Reserved

At December 31, 1994, the Company has reserved common stock for future issuance under all of the above arrangements totaling
1,639,007 shares.

6.  Income Taxes

The components of the net deferred assets consist of the following:

                                                          1995


Deferred tax assets:
  Net operating loss carryforwards                  $ 1,658,398
  Nondeductible compensation                             32,305
  Other                                                   5,234


Gross deferred income tax assets                      1,695,937
Valuation allowance                                  (1,507,496)


Total deferred income tax assets                        188,441

Deferred income tax liability:
  Gain on abandonment of subsidiary                     188,441


Net deferred income tax assets                      $    -

Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2009, of approximately $4,407,000 are available at December 31, 1994 for carry forward against future years' taxable income. The tax benefit of these losses of approximately $1,658,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.


7.  Supplemental Cash Flow Information

Year ended December 31,                           1994        1993


Cash paid for interest                        $ 147,826      $ 57,414

Noncash financing and investing activities:
    Offset of additional paid-in capital
      for deferred offering costs               427,332             -
    Conversion of bridge loans into
      preferred stock                           100,000             -
    Conversion of notes payable to
      affiliate to notes payable                 15,054             -
    Issuance of common stock warrants in
      payment of issuance costs                 203,750             -
    Issuance of common stock warrants in
      payment of consulting fees                 70,313             -
    Conversion of notes payable and accrued
      interest into common stock                      -       592,577
    Payment of legal fees through
      issuance of common stock                        -       110,616
    Payment of office rent through
      issuance of common stock                        -         1,798
    Payment of professional fees through
      issuance of common stock                        -         7,500
    Purchase of subsidiary through
      issuance of common stock                        -       553,230



8.  Commitment and Contingency

During 1994, a disagreement developed between the Company and a former director and officer of the Company with regard to the sale of the former director's CEI securities. In July 1993, the former director sold shares of the Company's common stock personally owned by him to an unrelated third party (the "purchaser"). The former director alleges that in addition to the amount already received from the sale, $165,000 is still due and payable. In July 1993, as part of the original sale of such securities, and again in January 1994, the former director alleges that the Company is obligated for payment of the $165,000. Management believes that the ultimate liability, if any, will not have a material financial impact to the Company.

The Company has entered into employment agreements with certain key executives that expire through 1997. The agreements provide for base compensation as follows:

Year ending December 31,                           Amount

1995                                              $ 100,000
1996                                                100,000
1997                                                 54,167
                                                  $ 254,167


9. Management's Plans

As shown in the accompanying financial statements, CEI has experienced significant operating losses which have resulted in a deficit of $4,692,598. During the year ended December 31, 1994, CEI generated revenues from resort operations; however, it reported an operating loss from continuing operations of $868,856.

CEI is in discussions with a representative of a privately-held company who has provided a verbal commitment to complete merger of such company with CEI. Based on the historical performance of the subject company's operations, such a business combination would result in substantial annual revenues and net income to CEI. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations. This would result in the reduction of CEI's liabilities and provide expected income in the upcoming year of the Company's operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger.

Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities. If such arrangements are successfully completed, the Company will reduce its notes payable and accounts payable obligations by approximately $220,000.

The Company believes that such financing plans, which have been formulated to overcome its financial difficulties, have the reasonable capability of removing the threat to the continuation of its business during the twelve month period subsequent to December 31, 1994. Although management believes material progress has been achieved toward acquiring additional funding, as of the date of this filing no additional capital has been obtained nor has the Company received any commitment therefor and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.