Form 10QSB/A
period 1995-06-30
CELEBRITY ENTERTAINMENT INC
filed 1996-06-28
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
Form 10-QSB/A#1
                          AMENDMENT NO. 1 TO
          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995.

                                       OR

          [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

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

Yes  X      No______

Class                                     Outstanding at August 17, 1995:

Common Stock, $.0001 par value                  1,531,753
Preferred Stock, $.01 par value                 1,064,000


                                          Outstanding at June 27, 1996:
Common Stock, $.0001 par value                  4,414,753
Preferred Stock, $.01 par value                 1,064,000




                          CELEBRITY ENTERTAINMENT, INC.
                                      INDEX

                                                            Page Number

PART I.           FINANCIAL INFORMATION                           3

      Item 1.     Financial Statements

                  Balance Sheet                                   4

                  Statement of Operations                         5

                  Statement of Cash Flows                         6

                  Statement of Stockholders' Equity               7

                  Notes to Financial Statements                   8


      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                            11


PART II.          OTHER INFORMATION                               16


      Item 1.     Legal Proceedings                               16

      Item 2.     Changes in Securities                           16

      Item 3.     Defaults Upon Senior Securities                 16

      Item 4.     Submission of Matters to a
                  Vote of Security Holders                        16

      Item 5.     Other Information                               16

      Item 6.     Exhibits and Reports on Form 8-K                18

Signatures

PART I.      FINANCIAL INFORMATION

      The condensed financial statements for the periods ended June 30, 1995 and June 30, 1994 included herein have been prepared by Celebrity Entertainment, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of operations and cash flows for the six-month periods ended June 30, 1995 and 1994.

      The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

      The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

                         Celebrity Entertainment, Inc.

                            Condensed Balance Sheet

                                June 30, 1995


                                                                    Unaudited
Assets

Current Assets:
Cash                                                            $       137,937

   Total current assets                                                 137,937

Property and equipment, net                                           3,240,983

Other assets                                                                273

   Total assets                                                  $    3,379,193


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                 $      218,503
Accrued expenses                                                          5,159
Deferred revenue                                                         65,099
Notes payable                                                           314,920
Current maturities of long-term debt                                     27,805

   Total current liabilities                                            631,486


Long-term debt                                                          445,217

Stockholders' equity:
Preferred stock, $0.01 par value:
  2,000,000 shares authorized
  Designated as Class A 8% Convertible: 1,525,000 shares;
   1,064,000 shares outstanding                                          10,640
Common stock, $0.0001 par value: 25,000,000
   shares authorized; 7,653,767 shares outstanding                          765

Additional paid-in capital                                           10,539,459
Accumulated Deficit                                                  (7,748,374)
                                                                      2,791,085
Less note receivable - arising from issuance of
    preferred and common stock                                         (500,000)
Total stockholders' equity                                            2,291,085

Total liabilities and stockholders' equity                       $    3,379,193


                See accompanying notes to financial statements.




                                Celebrity Entertainment, Inc.

                              Condensed Statement of Operations

                         For the Six Months Ended June 30, 1995 and 1994


                                         Unaudited


                                     Three Months Ended             Six Months Ended
                                           June 30,                    June 30,
                                      1995         1994            1995          1994
Revenues:
    Resort membership sales          $ 8,822       $26,424       $  21,344       44,358
    Resort operations                 16,024        65,229          55,016      111,107

    Total revenues                    24,846        91,653          76,360      155,465

    Cost of sales                          -         4,251              -         6,472

Gross profit (loss)                   24,846        87,402          76,360      148,993
Selling, general and administrative  428,957       245,839         622,347      387,050

Operating loss                      (404,111)     (158,437)       (545,988)    (238,057)

Other income (expenses):
    Interest income                    1,400         5,931           3,074        5,931
    Interest expense              (2,500,360)      (30,512)     (2,512,862)     (62,176)
                                  (2,498,960)      (24,581)     (2,509,788)     (56,245)


Loss from continuing operations   (2,903,071)     (183,018)     (3,055,776)    (294,302)


Discontinued operations of  PSI            -        16,907              -        16,907

Net loss                          (2,903,071)     (166,111)     (3,055,776)    (277,394)


Per common share:

    Loss from continuing operations   $(1.40)       $(0.12)         $(1.48)      $(0.19)
    Gain (loss) from
      discontinued operations         $    -        $ 0.01          $    -       $ 0.01
    Net loss per common share         $(1.40)       $(0.11)         $(1.48)      $(0.18)
    Weighted average number of
        common shares outstanding   2,069,789     1,564,511       2,069,789    1,509,344

                                          See accompanying notes to financial statements.





                      Celebrity Entertainment, Inc.


                     Condensed Statement of Cash Flows


                                                        Unaudited

Six months ended June 30,                         1995            1994
Cash flows from operating activities:
   Net loss                                  $(3,055,776)     $ (277,394)
     Adjustments to reconcile net loss to net
     cash used by operating activities         2,819,983         136,834
 Change in current assets and liabilities        129,300         682,196

Net cash provided by (used for) operating       (365,093)        541,636
activities

Cash flows from investing activities:
   Increase in production cost                         -        (738,138)
   Capital expenditures                                -         (30,276)
   Other                                               -          (4,831)

Net cash used for investing activities                 -        (773,245)

Cash flows from financing activities:
   Increase in notes payable                     213,191               -
   Additions (payments) of long-term debt        (12,289)        470,060
   Repayments of notes payable                        -       (1,433,478)
   Proceeds from sale of stock                   299,850       1,616,453

Net cash provided by financing activities        500,752         653,035

Increase in cash and cash equivalents            135,659         421,426

Cash and cash equivalents, beginning of            2,278           5,362
period

Cash and cash equivalents, end of period      $  137,937      $  426,788

Supplemental disclosure of cash paid for:
 Interest                                     $   28,491      $   94,182
 Income taxes                                 $        -      $        -


                 See accompanying notes to financial statements.






                                     Celebrity Entertainment, Inc.

                                   Statement of Shareholders' Equity

                                     Six Months Ended June 30, 1995

                                                 Unaudited
                                                                                                         Note Receivable
                                                                                                         arrising from
                                                                                Additional               Issuance of
                                     Preferred Stock       Common Stock         Paid-In                  Preferred and
                                   Shares      Amount    Shares      Amount     Capital     Deficit      Common Stock

    Balance at January 1, 1995     589,000     $5,890    2,038,767   $203     $6,977,806   ($4,692,598)         -

    Issuance of Common Stock       475,000     $4,750    5,615,000   $562     $2,767,115             -    $500,000

    Net loss                             -          -            -      -              -    (3,055,776)         -

    Balance at June 30, 1995     1,064,000    $10,640    7,653,767   $765    $10,539,459   ($7,748,374)   $500,000

           See accompanying notes to financial statements.



                          CELEBRITY ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of operations and cash flows for the six-month periods ended June 30, 1995 and 1994. The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1994 Form 10-KSB and any amendments thereto.

2.    Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.





3.    Acquisition and Discontinued Operations

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


On March 1, 1995, the Distributor and two production suppliers, all creditors of PSI (the "Petitioning Creditors"), filed an involuntary petition against PSI with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Petition asserted claims of amounts owed as a result of the television Series which ceased production in November, 1994. During the six-month period ended June 30, 1995, PSI and the Petitioning Creditors have reached a settlement regarding the issues connected with the production and distribution of the Series. As part of the terms of the settlement, PSI's ownership interest in the television series has been relinquished to the distributor of the Series, mutual releases and waivers of all other claims were exchanged, and the Petition was withdrawn. The Company has agreed to assist PSI in providing $250,000 as payment to the Petitioning Creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. Commencing in the six-month period ended June 30, 1995, PSI has been pursuing an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations in order to formulate a proposed cash settlement of all such claims.

As a result of the discontinuation of PSI, no results of operations or net assets and liabilities of PSI are included in the accompanying financial statements. The financial statements for 1994 have been restated to conform to this presentation.

4.    Management Plans

During the six-month period ended June 30, 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. In addition, the Financing Group purchased 1,000,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company; and 4,000,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but it is anticipated that they would be registered in the Company's next registration statement. Also, 200,000 options exercisable until June 1998 on the basis of 100,000 common shares at $2.50 per share and 100,000 common shares at $0.50 per share were granted to officers and directors of the Company in exchange for indebtedness to the officers and directors of the Company. Upon completion of additional funding which the Financing Group has agreed to provide, the Company has granted to the Financing Group options to purchase additional common stock of the Company.

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

      The financial statements of the Company for the six-months ended June 30, 1995 do not include the accounts of its previously owned subsidiary, Production Services International, Inc. ("PSI"), which the Company discontinued at December 31, 1994.




Results of Operations

Six-Month Period Ended June 30, 1995 Compared to Six-Month Period Ended June 30, 1994

      Revenues for the six-month period ended June 30, 1995 amounted to $76,360 compared to $155,465 for the six-month period ended June 30, 1994, reflecting a decrease of $ 79,105. Revenues are comprised of memberships paid in full, dues and resort operations. The decrease in revenues reflected for the six-month period ended June 30, 1995 is a result of the stabilized use of the resort facilities at the current membership level with no additional memberships sold. There were no costs and expenses of revenues for the six-month period ended June 30, 1995 compared to $6,472 for the six-month period ended June 30, 1994, resulting in a decrease of $6,472. The decrease is attributable principally to a redefinition of previous costs of sales categories to general and administrative expenses together with the reduction of merchandise sold in the resort's general store. See "Liquidity and Capital Resources."

      Selling, general and administrative expenses were $622,347 for the six months ended June 30, 1995 compared to $387,050 for the six-month period ended June 30, 1994, representing an increase of $235,297. The increase is due principally to the increased fees paid for consulting and the exchange of the Company's stock for salaries payable.

      During the six-month period ended June 30, 1995, $2,512,862 in interest expense was charged to operations compared to $62,176 for the six-month period ended June 30, 1994, reflecting an increase of $2,450,686. The increase was due principally to the issuance of the Company's common stock to a financing group at substantially below market price.


      Net losses for the six-month period ended June 30, 1995 were $3,055,776 which represents an increase of $2,778,382 above the net loss of $277,394 for the six-month period ended June 30, 1994. This increase is primarily attributable to the sale and issuance of the Company's common stock at substantially below market price.

Liquidity and Capital Resources

      The Company intends to complete the development of the Resort Property during the 1995-96 resort seasons at a total cost of approximately $300,000. Commencing in 1993, the Company pursued a marketing plan which focuses on the on-site sale of new memberships. It is anticipated that revenues will increase as a result of membership sales and facilities use, and that such increase will generate cash flow from operations sufficient to finance approximately one-half of the completion of the Resort. While there can be no assurance, the Company is confident that additional capital that may be obtained from operations and from the planned financing activities to be initiated during 1995 will facilitate the completion of RV sites and additional Resort facilities and amenities, which the Company believes will provide increasing revenue growth through increased membership sales and Resort facilities use fees.

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash increased $135,659 to $137,937 at June 30, 1995 from $2,278 at
December 31, 1994. Net cash used for operating activities was $365,093 during the six-month period ended June 30, 1995 compared to cash provided by operating activities of $541,636 during the six-month period ended June 30, 1994. The change in cash provided by and used for operating activities resulted primarily from the operations of the discontinued PSI television subsidiary.

      During the six-month period ended June 30, 1995, there was no net cash provided by or used for investing activities, compared with $773,245 used for investing activities during the six-month period ended June 30, 1994. The decrease of $773,245 is a result of the abandonment of PSI television production and development activities combined with purchases of property and equipment at the Resort.

      During the six-month period ended June 30, 1995, net cash provided by financing activities was $500,752, representing a decrease of $152,283 from net cash provided by financing activities of $653,035 during the six-month period ended June 30, 1994. The decrease is a result primarily of the net proceeds from the completion of a public offering of the Company's securities which occurred in January 1994, which resulted in greater net proceeds to the Company than the additional indebtedness and stock sales completed by the Company during the six-month period ended June 30, 1995.


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

      During the six-month period ended June 30, 1995, PSI and the Distributor have reached a settlement regarding the issues connected with the production and distribution of the Series. Among the terms of the settlement, PSI's ownership interest in the television series has been relinquished to the Distributor, mutual releases of liability were exchanged between PSI and the Distributor, and the petitioning creditors (which included the Distributor) withdrew an involuntary petition that had been filed on March 1, 1995 with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The Company has agreed to assist PSI in providing $250,000 as payment to the Distributor and the other petitioning creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. Commencing in the six-month period ended June 30, 1995, PSI has been pursuing an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations in order to formulate a proposed cash settlement of all such claims.

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

      During the six-month period ended June 30, 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. In addition, the Financing Group purchased 1,000,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company, and 4,000,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but it is anticipated that they would be registered in the Company's next registration statement. Also, options were granted to officers and directors of the Company in exchange for indebtedness. Upon completion of additional funding which the Financing Group has agreed to provide, the Company is obligated to grant to the Financing Group options to purchase 3,000,000 additional shares of common stock of the Company.

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

                          PART  II.   OTHER INFORMATION

Item 1.           Legal Proceedings

      On March 1, 1995, the Distributor and two production suppliers, all creditors of PSI (the "Petitioning Creditors"), filed an involuntary petition against PSI with the United States Bankruptcy Court, Middle
District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Petition asserted claims of amounts owed as a result of the television Series which ceased production in November, 1994. During the six-month period ended June 30, 1995, PSI and the Distributor have reached a settlement regarding the issues connected with the production and distribution of the Series. Among the terms of the settlement, PSI's ownership interest in the television series has been relinquished to the Distributor, mutual releases of liability were exchanged between PSI and the Distributor, and the petitioning creditors (which included the Distributor) withdrew the Petition. The Company has agreed to assist PSI in providing $250,000 as payment to the Distributor and the other petitioning creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. Commencing in the six-month period ended June 30, 1995, PSI has been pursuing an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations in order to formulate a proposed cash settlement of all such claims.


Item 2.           Changes in Securities

      None.


Item 3.           Defaults Upon Senior Securities

      None.

Item 4.           Submission of Matters to a Vote of Security Holders

      None.

Item 5.           Other Information

      During the six-month period ended June 30, 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. In addition, the Financing Group purchased 1,000,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company; and 4,000,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but it is anticipated that they would be registered in the Company's next registration statement. Also, options were granted to officers and directors of the Company in exchange for indebtedness. Upon completion of additional funding which the Financing Group has agreed to provide, the Company is obligated to grant to the Financing Group options to purchase 3,000,000 additional shares of common stock of the Company.

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

      A majority of the Company's shareholders authorized the reverse split of the Company's common stock on the basis of one new common share in exchange for each five shares of the Company's existing common stock. Such reverse split took effect on August 3, 1995 with the result that, as of the date of this filing, the Company has outstanding 1,531,753 shares of common stock.

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

Date: June 27, 1996



                              CELEBRITY ENTERTAINMENT, INC.



                              By:   /s/ J. William Metzger
                              J. William Metzger,
                              Executive Vice-President and
                              Chief Financial Officer