Form 10QSB/A
period 1995-09-30
CELEBRITY ENTERTAINMENT INC
filed 1996-06-28
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
Form 10-QSB/A#2

                              AMENDMENT NO. 2 to
          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995.

                                       OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to _______

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

          214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480
                    (Address of principal executive offices)

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

Yes  X      No______

       Class                              Outstanding at        Outstanding at
                                         November 13, 1995:      June 27, 1996:

Common Stock, $.0001 par value                  2,116,753          4,414,753

Preferred Stock, $.01 par value                 1,064,000          1,064,000


                          CELEBRITY ENTERTAINMENT, INC.
                                      INDEX

                                                      Page Number

PART I.           FINANCIAL INFORMATION                     3

      Item 1.     Financial Statements

                  Balance Sheet                             4

                  Statement of Operations                   5

                  Statement of Cash Flows                   6

                  Statement of Stockholders' Equity         7

                  Notes to Financial Statements             8

      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                      10


PART II.          OTHER INFORMATION                         14

      Item 1.     Legal Proceedings                         14

      Item 2.     Changes in Securities                     15

      Item 3.     Defaults Upon Senior Securities           15

      Item 4.     Submission of Matters to a
                  Vote of Security Holders                  15

      Item 5.     Other Information                         15

      Item 6.     Exhibits and Reports on Form 8-K          16

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



                          Celebrity Entertainment, Inc.

                             Condensed Balance Sheet
                               September 30, 1995



                                              Unaudited
Assets
Current Assets:
Cash                                       $     55,881

   Total current assets                          55,881

Property and equipment, net                   3,214,549

   Total assets                            $  3,270,430


Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                            $   282,273
Accrued expenses                                 35,711
Deferred revenue                                 57,669
Notes payable                                   260,457
Current maturities of long-term debt             27,805

   Total current liabilities                    663,915

Long-term debt                                  436,113

Stockholders' equity:
Preferred stock, $0.01 par value:
  2,000,000 shares authorized designated
  as Class A 8% Convertible;
  1,064,000 shares outstanding                   10,640
Common stock, $0.0001 par value:
    25,000,000 shares authorized;
    1,816,753 shares outstanding                    182
Additional paid-in capital                   11,501,888
Accumulated Deficit                          (8,645,340)
                                              2,867,370

Less note receivable arising from
 issuance of Preferred & Common stock          (696,968)

Total stockholders' equity                    2,170,402

Total liabilities and
stockholders' equity                        $ 3,270,430



See accompanying notes to financial statements.

                       Celebrity Entertainment, Inc.
                       Condensed Statement of Operations
           For Nine Months Endings September 30, 1995 and 1994
                                   Unaudited



                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                      1995         1994            1995          1994
Revenues:
    Resort membership sales          $14,785        $  609       $  36,129       44,967
    Resort operations                 16,906        19,015          71,922      130,122

    Total revenues                    31,691        19,624         108,051      175,089

Costs and expenses
    Cost of sales                          -           505              -         6,977

Gross profit (loss)                   31,691        19,119        108,051       168,112
Selling, general and administrative  189,194       247,141        811,541       634,191

Operating loss                      (157,503)     (228,022)      (703,490)     (466,079)


Other income (expenses):
    Interest income                    1,001         2,180          4,075         8,111
    Interest expense                (740,464)      (12,602)    (3,253,326)      (74,778)
                                    (739,463)      (10,422)    (3,249,251)      (66,667)


Loss from continuing operations     (896,966)     (238,444)    (3,952,741)     (532,766)


Discontinued operations of  PSI            -      (957,384)             -      (940,477)

Net loss                            (896,966)   (1,195,828)    (3,952,741)   (1,473,223)


Per common share:

    Loss from continuing operations   $(0.55)       $(0.14)        $(2.42)       $(0.33)

    Loss from discontinued operations $    -        $(0.54)        $    -       $ (0.59)

    Net loss per common share         $(0.55)       $(0.68)        $(2.42)       $ (0.92)

    Weighted average number of
        common shares outstanding  1,630,720     1,758,139      1,630,720     1,594,031


                 See accompanying notes are to financial statements.





                       Celebrity Entertainment, Inc.

                     Condensed Statement of Cash Flows

                                                             Unaudited

Nine months ended September 30,                           1995         1994

Cash flows from operating activities:
   Net loss                                        $ (3,952,742)    $(1,473,223)
   Adjustments to reconcile net loss to net cash
      used by operating activities                    3,576,713       1,607,354
      Change in current assets and liabilities           96,215            -

Net cash provided by (used for) operating activities   (279,814)        134,131
Cash flows from investing activities:
        Increase in production cost                       -            (916,086)
        Capital expenditures                              -             (35,086)
        Other                                             -              (4,036)
Net cash used for investing activities                    -            (955,208)
Cash flows from financing activities:
        Increase in notes payable                       188,729            -
        Decrease in notes receivable                   (196,968)           -
        Additions (payments) of long-term debt          (21,394)        485,728
        Repayments of notes payable                       -          (1,458,766)
        Proceeds from sale of stock                     363,050       2,294,453
Net cash provided by financing activities               333,417       1,321,415

Increase in cash and cash equivalents                    53,603         500,338

Cash and cash equivalents, beginning of period            2,278           5,362
Cash and cash equivalents, end of period              $  55,881       $ 505,700

Supplemental disclosure of cash paid for:
      Interest                                        $  38,659       $ 103,960
      Income taxes                                         -               -

      See accompanying notes to financial statements.





                           Celebrity Entertainment, Inc.
                         Statement of Shareholders' Equity
                         Nine Months Ended September 30, 1995


                                    Unaudited

                                                                                                   Note Receivable
                                                                                                   Arising From
                                                                         Additional                Issuance of
                            Preferred Stock         Common Stock         Paid-In                   Preferred
                            Shares    Amount      Shares      Amount     Capital       Deficit     or Common Stock


Balance at January 1, 1995   589,000     $ 5,890      407,753    $ 41    $6,977,806    ($4,692,598)           -

Issuance of Common Stock     475,000     $ 4,750    1,409,000    $141    $4,524,082              -     $696,698

Net loss                                                                                (3,952,742)

Balance at Sept. 30, 1995  1,064,000     $10,640    1,816,753    $182   $11,501,888    ($8,645,340)    $696,698


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

4.    Management Plans

During the nine-month period ended September 30, 1995, the Company entered into a Financing Agreement and Letter of Intent (the "Financing Agreement") with representatives of a private financing group (the "Financing Group"). Pursuant to the terms of the Financing Agreement, the Company issued to the Financing Group a promissory note in the principal amount of $200,000 payable on December 1, 1995 in return for the Financing Group's payment of $200,000 in cash to the Company. In addition, the Financing Group purchased 200,000 shares of the Company's common stock in return for a cash payment of $100,000 to the Company; and 800,000 of the Company's common shares together with 475,000 of the Company's Class A 8% Convertible preferred shares, payment for which was made by a secured promissory note payable to the Company. The Company's shares issued in connection with these transactions are not currently registered for sale, but it is anticipated that they will be registered in the Company's next registration statement. Also, in settlement of indebtedness to certain officers and directors, the Company issued 200,000 options exercisable until June 1998 on the basis of 100,000 common shares at $2.50 per share and 100,000 common shares at $0.50 per share. In connection with additional funding which the Financing Group has agreed to provide, the Company has granted to the Financing Group options to purchase additional common stock of the Company.

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

The Company believes that such financing plans, which have been formulated to overcome its financial difficulties, have the reasonable capability of removing the threat to the continuation of its business during the twelve month period subsequent to September 30, 1995. Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing substantial additional financial capital is required and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.


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

Results of Operations

Nine-month Period Ended September 30, 1995 Compared to Nine-month Period Ended September 30, 1994

      Revenues for the nine-month period ended September 30, 1995 amounted to $108,051 compared to $175,089 for the nine-month period ended September 30, 1994, reflecting a decrease of $67,038. Revenues are comprised of memberships paid in full, dues and resort operations. The decrease in revenues reflected for the nine-month period ended September 30, 1995 is a result of the stabilized use of the resort facilities at the current membership level. There were no costs and expenses of revenues for the nine-month period ended September 30, 1995 compared to $6,977 for the nine-month period ended September 30, 1994, resulting in a decrease of $6,977. The decrease is attributable principally to a redefinition of previous costs of sales categories to general and administrative expenses together with the reduction of merchandise sold in the resort's general store. See "Liquidity and Capital Resources."


      Selling, general and administrative expenses were $811,541 for the nine months ended September 30, 1995 compared to $634,191 for the nine-month period ended September 30, 1994, representing an increase of $177,350. The increase is due principally to the Company's stock issued as payment of consulting fees.


      During the nine-month period ended September 30, 1995, $3,253,326 in interest expense was charged to operations compared to $74,778 for the nine-month period ended September 30, 1994, reflecting an increase of $3,178,548. The increase was due principally to the issuance of the Company's common stock and common stock options at substantially below market price.


      Net losses for the nine-month period ended September 30, 1995 were $3,952,741, which represents an increase of $2,479,518 above the net loss of $1,473,223 for the nine-month period ended September 30, 1994. This increase is primarily attributable to the issuance of the Company s stock and common stock options. See "Liquidity and Capital Resources."

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

      Cash increased $53,603 to $55,881 at September 30, 1995 from $2,278 at December 31, 1994. Net cash used for operating activities was $279,814 during the nine-month period ended September 30, 1995 compared to cash provided by operating activities of $134,131 during the nine-month period ended September 30, 1994. The change in cash provided by and used for operating activities resulted primarily from stock issued as payment of consulting fees at substantially below market price.

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

      Commencing in the nine-month period ended September 30, 1995, the Company engaged in relationships with certain consultants who are providing services to the Company relating principally to investment banking consultation regarding possible business combinations between the Company and other companies, and expanding the Company's relationships with possible market-makers. In return for such services, the Company granted to such consultants shares and options to purchase shares of the Company's common stock, which shares were registered pursuant to a filing on Form S-8, which the Company completed during the third quarter, 1995 and which provided for a total of 500,000 shares to be granted together with options to be granted for an additional 500 shares. As of the date hereof 205,000 common shares were granted and options were granted for 50,000 common shares exercisable at $3.00 per share and an additional 30,000 common shares exercisable at $1.25 per share. The Company anticipates that the efforts of the consultants will result in improved market support for the Company's publicly-traded securities as well as expanded opportunities for possible business combinations.

      Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing substantial additional financial capital is required and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.


                          PART  II.   OTHER INFORMATION

Item 1.           Legal Proceedings


      On March 1, 1995, the Distributor and tow other creditors of PSI (the "Petitioning Creditors") filed an involuntary petition against PSI with the United States Bankruptcy Court, Middle District of Florida, Orlando Division, requesting an order for relief under Chapter 11 of the Bankruptcy Code (the "Petition"). The Petition asserted claims of amounts owed as a result of the television Series which ceased production in November, 1994. During the nine-month period ended September 30, 1995, PSI and the Distributor have reached a settlement regarding the issues connected with the production and distribution of the Series. As part of the terms of the settlement, PSI's ownership interest in the television series has been relinquished to the Distributor, mutual releases of liability were exchanged between PSI and the Distributor, and the petitioning creditors (which included the Distributor) withdrew the Petition. The Company has agreed to assist PSI in providing $250,000 as payment to the Distributor and the other petitioning creditors and further to assist PSI in establishing a fund to satisfy the remaining claims from other creditors of the Series. Commencing in the nine-month period ended September 30, 1995, PSI has been pursuing an effort to identify and quantify all outstanding claims of indebtedness related to PSI's operations and has formulated a proposed cash settlement of all such claims. A substantial majority of claims has been identified and has agreed to the proposed settlement, which the Company intends to fund during the fourth quarter, 1995. Based on the completion of this funding, the Company believes that any potential material exposure to the Company as a result of the discontinuation of the Series will have been substantially mitigated and possibly eliminated.

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

      (a)   Exhibits:
      EX 27.

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