Form 10KSB/A
period 1995-12-31
CELEBRITY ENTERTAINMENT INC
filed 1996-06-28
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

FORM 10-KSB/A#2
(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Traditional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X  ]


                          CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB/A#2
                      For the Year Ended December 31, 1995


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

      The principal goal of marketing is to promote destination use of the Resort and rallies and other group functions. Daily/nightly reservations or facilities use is a secondary goal, since long-term and group use of the Resort account for the majority of the revenue generated by the Resort. The marketing effort is comprised of advertising and sales. Advertising is implemented through the use of display ads in RV and vacation publications, direct mail solicitations to RV owners and a Company-produced periodical magazine, Trav'l, which features notices of planned Resort activities and articles of interest to RV owners and campers. The goal of advertising is to present the Resort to potential individual and group visitors. On-site efforts are directed to promotion of facilities usage and over 90% of all sales revenue results from on-site personal sales efforts. Special incentives, such as free use of some facilities or additional nights' use of water, sewer and electric hook-ups at no charge are used to induce on-site visitors to continue to visit and use the Resort facilities and/or to commit to longer-term stays.

      During 1995, the Company expanded its marketing efforts by increasing the number of promotions and events involving dealers who offer Park Models and RV s for sale, and visitors who are members of regional or national RV and camping organizations. The Company is currently implementing a plan pursuant to which its magazine, Trav'l, and other literature are distributed though an informal network of RV and Park Model dealers with the focus on such efforts concentrated on the Southeastern and Midwestern regions of the United States.
Representatives of the Company regularly contact RV and Park Model dealers and organizations to assist in the planning and promotion of rallies during which visitors are invited to use the Resort during particular periods (usually one week each). In connection with these rallies, the Company offers special price schedules and promotes planned events.

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

      As of December 31, 1995, there were 2,366,753 shares of Common Stock outstanding. As of the same date, there were approximately 247 holders of record of the Common Stock, 291 holders of record of Common Stock Warrants and 12 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totalled 1257 as of the same date.


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

      Selling, general and administrative expenses were $2,322,135 for the fiscal year ended December 31, 1995, compared to $977,378 for the fiscal year ended December 31, 1994, an increase of $1,344,757. The increase is due principally to costs associated with issuances of the Company's securities in connection with various consulting arrangements.


      During the fiscal year ended December 31, 1995, interest expense of $2,763,578 was charged to operations, compared with $92,515 during the fiscal year ended December 31, 1994 and the increase of $2,671,063 was due principally to costs associated with the Company's financing arrangements.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

4.9* Related documents dated July 23, 1993 (the "July 93 Agreements") by and among the Company, Abingdon Farms, Inc. ("AFI") and David A. Johnson, filed as Exhibit 4.9 to the Company's Registration Statement on Form S-2, File No. 33-69744 including:

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

11.1  Statement Regarding Computation of Earnings Per Share.

27    Financial Data Schedule.
________________

*     Previously filed.



                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 27th day of June, 1996.


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


Signature                     Title                         Date


/s/  James J. McNamara    President, Chief Executive        June 27, 1996
James J. McNamara             Officer and Director


/s/  J. William Metzger   Executive Vice President,         June 27, 1996
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director




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


                                                           /S/ BDO Seidman, LLP
                                                           BDO Seidman, LLP
     Orlando, Florida
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


                                                                    $ 3,208,065

       See accompanying summary of significant accounting policies and notes to financial statements.

                                                  Celebrity Entertainment, Inc.

                                                       Statements of Operations

            Year ended December 31,                                   1995           1994


            Revenues:
                  Resort membership sales                      $    24,500      $   97,818
                  Resort operations                                117,552         102,217


                  Total revenues                                   142,052         200,035

            Cost of sales                                                            9,184


                  Gross profit                                     142,052         190,851

            Selling, general and administrative expenses         2,322,135         977,378


                  Operating loss                                (2,180,083)       (786,527)


            Other income (expenses):
                  Interest income                                    4,740          10,186
                  Interest expense                              (2,763,578)        (92,515)



                                                                (2,758,838)        (82,329)


                  Loss from continuing operations               (4,938,921)       (868,856)

            Discontinued operations (Note 2):
                  Gain on abandonment of television
                   production subsidiary                                           750,773
                  Loss from discontinued operations of
                    television production subsidiary              (431,916)     (2,902,218)


                  Income (loss) from discontinued operations      (431,916)     (2,151,445)


            Net loss                                            (5,370,837)     (3,020,301)

            Preferred stock dividends                              (66,120)        (47,120)


            Net loss applicable to common stock               $ (5,436,957)   $ (3,067,421)


            Loss from continuing operations per common share  $      (4.38)   $      (2.71)


            Loss from discontinued operations                 $       (.38)   $      (6.35)


            Net loss per common share                         $      (4.76)   $      (8.92)


            Weighted average number of
              common shares outstanding                          1,142,545         338,655

                  See accompanying summary of significant accounting policies and notes to financial statements.

                                                          Celebrity Entertainment, Inc.
                                                       Statements of Stockholders' Equity

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
                                                            Statements of Cash Flows

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

            Organization

            Celebrity Entertainment, Inc. ("CEI" or the "Company" ), a Delaware corporation, developed and operates a destination resort community featuring golf, fishing and recreational activities. CEI markets memberships in the resort which entitle members to the use of resort facilities at reduced rates. On November 3, 1993, CEI changed its name from Celebrity Resorts, Inc. to Celebrity Entertainment, Inc. Income from the resort is seasonal, and on an annual basis, the Company is required to seek additional financing to pay long-term debt obligations and the resort's on-going operations, including payroll, creditors and taxes. Income from the resort operations is not sufficient to sustain the Company's operations.

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

            Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by the amount of tax benefits not expected to be realized.

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

            The FASB has issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. This statement provides a choice to either adopt the fair value based method of accounting or continue to apply APB Opinion No. 25, which would require only disclosure of the pro forma net income and earnings per share, determined as if the fair value based method had been applied. The Company plans to continue to apply APB Opinion No. 25 when adopting this statement, and accordingly, this statement is not expected to have a material impact on the Company.



            1.  Going Concern and Management's Plans

            As shown in the accompanying financial statements, CEI has experienced significant operating losses which have resulted in a deficit of $10,063,435. During the year ended December 31, 1995, CEI generated revenues from resort operations; however, it reported a loss from continuing operations of $4,938,921 and has negative working capital of $778,341. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

            During the year ended December 31, 1995, the Company, at the advice of counsel, entered into a settlement agreement with PSI's three major creditors to satisfy $250,000 of existing PSI liabilities. The Company has also agreed to satisfy liabilities to other creditors of PSI of approximately $182,000. No other liabilities are expected to be paid on behalf of PSI.

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

          11. Subsequent Event

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