Form 10QSB/A
period 1996-03-31
CELEBRITY ENTERTAINMENT INC
filed 1996-06-28
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                       Amendment Number 1 to Form 10-QSB

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

Yes  X      No______

Class                                      Outstanding at        Outstanding at
                                            May 15, 1996:         June 27, 1996:

Common Stock, $.0001 par value                  3,474,753           4,414,753

Preferred Stock, $.01 par value                 1,064,000           1,064,000


                          CELEBRITY ENTERTAINMENT, INC.
                                      INDEX

                                                            Page Number

PART I.           FINANCIAL INFORMATION                           2

      Item 1.     Financial Statements

                  Balance Sheet                                   3

                  Statement of Operations                         4

                  Statement of Cash Flows                         5

                  Statement of Stockholders' Equity               6

                  Notes to Financial Statements                   6

      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                            7


PART II.          OTHER INFORMATION                               9


      Item 1.     Legal Proceedings                               9

      Item 2.     Changes in Securities                           9

      Item 3.     Defaults Upon Senior Securities                 9

      Item 4.     Submission of Matters to a
                  Vote of Security Holders                        9

      Item 5.     Other Information                              10

      Item 6.     Exhibits and Reports on Form 8-K               10

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

                        Celebrity Entertainment, Inc.

                            Condensed Balance Sheet

                                March 31, 1996

                                                                    Unaudited

Assets

Current Assets:

Cash                                                            $       120,159
Prepaid expenses                                                         17,615

   Total current assets                                                 137,774

Property and equipment, net                                           3,165,120

Other assets:

Note receivable - affiliates                                            225,000
Other assets                                                                273
   Total other assets                                                   225,273

Total assets                                                     $    3,528,167


Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable                                                 $      293,279
Accrued expenses                                                         99,132
Deferred revenue                                                         56,942
Notes payable                                                             4,494
Current maturities of long-term debt                                     30,087
   Total current liabilities                                            483,934

Long-term debt                                                          422,823

Stockholders' equity:
  Preferred stock, $0.01 par value:
    2,000,000 shares authorized
    Designated as Class A 8% Convertible:
     1,525,000 shares designated;
     1,064,000 shares outstanding                                        10,640
  Common stock, $0.0001 par value:
     25,000,000 shares authorized;
     3,089,753 shares outstanding                                           309

  Additional paid-in capital                                         13,853,160
  Accumulated deficit                                               (10,450,526)

  Less notes receivable arising from
   Issuance of preferred and common stock                              (792,174)

        Total stockholders' equity                                    2,621,409

Total liabilities and stockholders' equity                       $    3,528,167

                See accompanying notes to financial statements.



                                Celebrity Entertainment, Inc.

                              Condensed Statement of Operations

                                       Unaudited



                                             Three Months Ended
                                                 March 31,

                                           1996         1995
  Revenues:
     Resort membership sales            $21,416       $ 12,522
     Resort operations                   49,500         38,922

     Total revenues                      70,916         51,514

  Selling, general and
     administrative                     456,791        193,390

  Operating loss                       (385,875)      (141,876)

  Other income (expenses):
     Interest income                        692          1,674
     Interest expense                    (1,908)       (12,502)
                                         (1,216)       (10,828)

  Net loss                          $  (387,091)   $  (152,704)

  Per common share:
     Net loss                        $    (0.15)   $     (0.07)
  Weighted average number of
    common shares outstanding         2,543,945      2,038,767


        See accompanying notes to financial statements.










                      Celebrity Entertainment, Inc.


                     Condensed Statement of Cash Flows


                                                         Unaudited

Three months ended March 31,                        1996            1995

Cash flows from operating activities:

   Net loss                                   $ (387,091)     $ (152,704)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation and amortization                 28,980          26,434
    Stock issued as payment for consulting
      fees                                       202,387               -
    Change in current assets and liabilities:
     Prepaid expenses                            (10,945)          4,098
     Other assets                                   (273)           (273)
     Accounts payable and accrued expenses       (43,102)         89,091
     Deferred membership revenue                   3,868           8,809

Net cash used for operating activities          (206,176)        (24,545)


Cash flows from investing activities:
   Purchase of equipment                          (3,957)              -

Net cash used for investing activities            (3,957)              -
Cash flows from financing activities:
   Repayments on loan payable                     (6,707)              -
   Repayments of long-term debt                        -         (11,112)
   Repayments of notes payable                  (222,929)              -
   Increase in note payable - officer                  -          37,212
   Notes receivable from issuance of stock      (275,167)              -
   Proceeds from sale of common stock            823,843               -

Net cash provided by financing activities        319,040          26,100


Increase in cash and cash equivalents            108,907           1,555

Cash and cash equivalents, beginning of           11,252           2,278
period

Cash and cash equivalents, end of period      $  120,159       $   3,833


Supplemental disclosure of cash paid for:

 Interest                                     $    1,908       $  12,502
 Income taxes                                          -               -

 See accompanying notes to financial statements.










                                      Celebrity Entertainment, Inc.

                                   Statement of Shareholders' Equity

                                   Three Months Ended March 31, 1995

                                               Unaudited
                                                                                    Notes
                                                                                                    Receivable
                                                                                                   Arising from
                                                                       Additional                  Issuance of
                                Preferred Stock        Common Stock     Paid-In     Accumulated    Preferred &
                               Shares     Amount     Shares    Amount   Capital       Deficit      Commom Stock

Balance at January 1, 1996     1,064,000  $10,640   2,366,753   $237   $12,827,004   ($10,063,435)  (792,174)

Issuance of common stock             -        -       723,000   $ 72     1,026,156           -            -

Net loss                             -        -         -         -            -         (387,091)        -

Balance at March 31, 1996      1,064,000  $10,640   3,089,753   $309   $13,853,160   ($10,450,526)  (792,174)

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

4.    Management Plans

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

      Selling, general and administrative expenses were $456,791 for the three months ended March 31, 1996 compared to $193,390 for the three-month period ended March 31, 1995, representing an increase of $263,401. The increase is due principally to consulting fees paid with the Company s common stock issued at substantially below market price.

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

      Net loss for the three-month period ended March 31, 1996 was $387,091 which represents an increase of $234,387 above the net loss of $152,704 for the three-month period ended March 31, 1995. The increase is due principally to consulting fees paid with the Company s common stock issued at substantially below market price.

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

      Cash increased $108,907 to $120,159 at March 31, 1996 from $11,252 at
December 31, 1995. Net cash used for operating activities was $206,176 during the three-month period ended March 31, 1996 compared to cash used for operating activities of $24,545 during the three-month period ended March 31, 1995. The change in cash used for operating activities resulted primarily from consulting fees paid with the Company s common stock at substantially below market price.

      During the three-month period ended March 31, 1996, there was $3,957 used for investing activities for office equipment, compared with no net cash used for investing activities during the three-month period ended March 31, 1995.

      During the three-month period ended March 31, 1996, net cash provided by financing activities was $319,040, representing an increase of $292,940 over net cash provided by financing activities of $26,100 during the three-month period ended March 31, 1995. The increase is a result primarily of proceeds realized from the sale of the Company's securities.

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

      The Company is in discussions with a representative of a privately-held company regarding a possible merger with the Company. The Company is currently negotiating the terms of a letter of intent regarding the transaction. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to the Company. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of the Company and expand the Company's resort operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger. The Company has sold certain of its securities in a private sale through an exemption to registration in order to reduce its obligations and facilitate the proposed acquisition. The Company is considering selling additional securities in order to complete the acquisition. In addition, certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities.

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