Form 10QSB
period 1996-06-30
CELEBRITY ENTERTAINMENT INC
filed 1996-08-19
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-QSB

          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.

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

Yes  X      No______

Class                                              Outstanding at
                                                   August 16, 1996:

Common Stock, $.0001 par value                        4,079,276

Preferred Stock, $.01 par value                         589,000


                          CELEBRITY ENTERTAINMENT, INC.
                                      INDEX

                                                            Page Number

PART I.           FINANCIAL INFORMATION                           2

      Item 1.     Financial Statements

                  Balance Sheet                                   3

                  Statement of Operations                         4

                  Statement of Cash Flows                         5

                  Statement of Stockholders' Equity               6

                  Notes to Financial Statements                   6

      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                            7


PART II.          OTHER INFORMATION                               9


      Item 1.     Legal Proceedings                               9

      Item 2.     Changes in Securities                           9

      Item 3.     Defaults Upon Senior Securities                 9

      Item 4.     Submission of Matters to a
                  Vote of Security Holders                        9

      Item 5.     Other Information                              10

      Item 6.     Exhibits and Reports on Form 8-K               10

Signatures

PART I.      FINANCIAL INFORMATION

      The condensed financial statements for the periods ended June 30, 1996 and June 30, 1995 included herein have been prepared by Celebrity Entertainment, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995.

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



                        Celebrity Entertainment, Inc.
                           Condensed Balance Sheet

                                June 30, 1996

                                                                    Unaudited

Assets

Current Assets:

Cash                                                            $     3,457,368
Prepaid expenses                                                         17,701

   Total current assets                                               3,475,069

Property and equipment, net                                           3,146,969

Other assets:
 Note receivable - affiliates                                           355,000
 Deposits                                                                   273
 Debt issue costs                                                       600,214

  Total other assets                                                    955,487

Total assets                                                     $    7,577,525


Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $      165,473
 Accrued expenses                                                        21,531
 Deferred revenue                                                        64,028
 Notes payable                                                            7,526
 Current maturities of long-term debt                                    30,087
   Total current liabilities                                            288,646

Long-term debt                                                        2,233,807

Stockholders' equity:
  Preferred stock, $0.01 par value:
    2,000,000 shares authorized
    Designated as Class A 8% Convertible:
     1,525,000 shares designated;
     589,000 shares outstanding                                           5,890
  Common stock, $0.0001 par value:
     25,000,000 shares authorized;
     3,684,753 shares outstanding                                           368

  Additional paid-in capital                                         16,924,808
  Accumulated deficit                                               (11,583,820)

  Less notes receivable arising from
   issuance of preferred and common stock                              (292,174)

    Total stockholders' equity                                        5,055,072

Total liabilities and stockholders' equity                       $    7,577,525

                See accompanying notes to financial statements.



                                Celebrity Entertainment, Inc.

                              Condensed Statement of Operations

                         For the Six Months Ended June 30, 1996 and 1995


                                         Unaudited


                                        Three Months Ended             Six Months Ended
                                              June 30,                     June 30,
                                         1996         1995            1996          1995
Revenues:
    Resort membership sales         $       943     $   8,822     $    27,446   $   21,344
    Resort operations                    26,646        16,024          71,058       55,016
    Forgiveness of debt                  24,186             -          24,186            -

    Total revenues                       51,775        24,846         122,690       76,360

Selling, general & administrative     1,396,102       428,957       1,871,307      622,348

Operating profit (loss)              (1,344,328)     (404,111)     (1,748,617)    (545,988)

Other income (expenses):
    Interest income                       6,678         1,400           7,371        3,074
    Interest expense                    222,769    (2,500,360)        220,861   (2,512,862)

    Total other expenses                229,448    (2,498,960)        228,233   (2,509,788)

Net loss                             (1,114,880)   (2,903,071)     (1,520,385)  (3,055,776)


Per common share:

    Net loss per common share            $(0.36)       $(1.40)         $(0.50)      $(1.48)
    Weighted average number of
        common shares outstanding     3,063,495     2,069,789       3,063,495    2,069,789

                                          See accompanying notes to financial statements.









                      Celebrity Entertainment, Inc.

                     Condensed Statement of Cash Flows


                                                         Unaudited

Six months ended June 30,                            1996            1995
Cash flows from operating activities:
   Net loss                                     $(1,520,385)    $(3,055,776)
     Adjustments to reconcile net loss to net
     cash used by operating activities            3,319,572       2,819,983
 Change in current assets and liabilities         2,408,082         129,300

Net cash (used for) operating                    (4,207,269)       (365,093)
activities

Cash flows from investing activities:
   Capital expenditures                              13,996               -

Net cash used for investing activities               13,996               -

Cash flows from financing activities:
   Increase (decrease) in notes payable            (278,924)        213,191
   Additions (payments) of long-term debt         3,714,563         (12,289)
   Proceeds from sale of stock                    4,203,750         299,850

Net cash provided by financing activities         7,639,389         500,752

Increase in cash and cash equivalents             3,446,116         135,659

Cash and cash equivalents, beginning of              11,252           2,278
period

Cash and cash equivalents, end of period        $ 3,457,368      $  137,937

Supplemental disclosure of cash paid for:
 Interest                                       $     3,816      $   28,491
 Income taxes                                   $         -      $        -


                 See accompanying notes to financial statements.












                                      Celebrity Entertainment, Inc.

                                    Statement of Shareholders' Equity

                                     Six Months Ended June 30, 1996


                                               Unaudited
                                                                                                   Notes
                                                                                                     Receivable
                                                                                                     Arising from
                                                                       Additional                    Issuance of
                                Preferred Stock        Common Stock     Paid-In       Accumulated    Preferred &
                               Shares     Amount     Shares    Amount   Capital         Deficit      Common Stock

Balance at January 1, 1996     1,064,000  $10,640   2,366,753   $237   $12,827,004      ($10,063,435)   (792,174)

Issuance of stock               (475,000)  (4,750)  1,318,000   $131     4,386,451                 -     500,000

Net loss                             -        -         -         -            -          (1,520,385)          -

Balance at June 30, 1996         589,000  $ 5,890   3,684,753   $368   $16,924,808      ($11,583,820)   (292,174)

                            See accompanying notes to financial statements.



                          CELEBRITY ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1995 Form 10-KSB and any amendments thereto.

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

On March 6, 1995, the Company's Board of Directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI.
As a result of the petition for bankruptcy against PSI and the Company's related inability to maintain control over PSI, the Company abandoned its investment in PSI and deconsolidated the assets, liabilities and operations of the PSI subsidiary on its financial statements in 1994.

4.    Management Plans

The Company is in negotiations with a privately-held company which, subsequent to the six months ended June 30, 1996, has signed a letter of intent with the Company to complete a merger of such company with CEI. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to CEI. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the completion of due diligence procedures satisfactory to the Company, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger. The Company has sold certain of its securities in a private sale through an exemption to registration in order to reduce its obligations and facilitate the proposed acquisition. The Company is considering selling additional securities in order to complete the acquisition.

5.   Forgiveness of Debt

Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities. In addition, the Company completed an arrangement with a financing group (the "Group") and, consequently, the Company cancelled a promissory note obligation in the amount of $500,000 from the Group in exchange for Group's return to the Company 475,000 of the Company's class A convertible preferred shares together with 505,000 of the Company's common shares. As a result of this transaction, the Company reported a credit to interest expense during the three months ended June 30, 1996 in the amount of $282,346.

6.   Issuance of Securities

During the six months ended June 30, 1996, the Company issued common shares in payment of consulting fees and for services. During May and June, 1996, the Company issued in a private offering $3,721,300 of 8% convertible debentures, receiving $3,108,446 in cash. These debentures are due in two years and are convertible into common shares at a rate based on a discount from the bid price of the Company's common shares. Using the bid prices of the Company's common stock at the dates the debentures were issued, approximately 2 million shares would have been issued if the debentures were immediately converted. Original issue discount of $1.9 million associated with the debentures has been credited to additional paid-in capital. The amortization of the original issue discount, debt issue costs and the accrual of the 8% interest due on the debentures will materially affect future interest costs over the term of these debentures.

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


Results of Operations

Six-month Period Ended June 30, 1996 Compared to Six-month Period Ended June 30, 1995

      Revenues for the six-month period ended June 30, 1996 amounted to $122,690 compared to $76,360 for the six-month period ended June 30, 1995, reflecting an increase of $46,330. Revenues are comprised of memberships paid in full, dues and resort operations. The increase in revenues reflected for the six-month period ended June 30, 1996 is a result of improved marketing and use of the Company's resort facilities, together with a non-recurring recognition of forgiveness of debt in exchange for the Company's securities.
See "Liquidity and Capital Resources."

      Selling, general and administrative expenses were $1,871,307 for the six months ended June 30, 1996 compared to $622,348 for the six-month period ended June 30, 1995, representing an increase of $1,248,959. The increase is due principally to sales commissions together with consulting fees paid with the Company's common stock issued at substantially below market price.

      During the six-month period ended June 30, 1996, $228,233 in interest expense was credited to operations compared to $2,509,788 charged to interest expense for the six-month period ended June 30, 1995, reflecting a decrease of $2,738,021. The decrease was due principally to the issuance in 1995 of the Company's common stock to a financing group at substantially below market price and the return to the Company of a substantial portion of the common stock in 1996.

      Net loss for the six-month period ended June 30, 1996 was $1,520,385 which represents a decrease of $1,535,391 below the net loss of $3,055,776 for the six-month period ended June 30, 1995. The decrease is due principally to interest expenses and credits thereto related to the sale of the Company's common stock issued at substantially below market price, as described above.

Liquidity and Capital Resources

      The Company intends to complete the development of the Resort Property during the 1996-97 resort seasons at a total cost of approximately $100,000. Commencing in 1995, the Company pursued a marketing plan which focuses on the destination use of the Resort and rallies and other group functions. It is anticipated that revenues will continue to increase as a result of sales and facilities use, and that such increase will generate cash flow from operations sufficient to finance approximately one-half of the completion of the Resort. While there can be no assurance, the Company is confident that additional capital that may be obtained from operations and from the planned financing activities initiated during 1996 will facilitate the completion of RV sites and additional Resort facilities and amenities, which the Company believes will provide increasing revenue growth through increased sales and Resort facilities use fees.

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Cash increased $3,446,116 to $3,457,368 at June 30, 1996 from $11,252 at
December 31, 1995. Net cash used for operating activities was $4,207,269 during the six-month period ended June 30, 1996 compared to cash used for operating activities of $365,093 during the six-month period ended June 30, 1995. The change in cash used for operating activities resulted primarily from costs related to the sale of the Company's convertible debentures.

      During the six-month period ended June 30, 1996, there was $13,996 used for investing activities for office and Resort maintenance equipment, compared with no net cash used for investing activities during the six-month period ended June 30, 1995.

      During the six-month period ended June 30, 1996, net cash provided by financing activities was $7,639,389, representing an increase of $7,138,637 over net cash provided by financing activities of $500,752 during the six-month period ended June 30, 1995. The increase is a result primarily of proceeds realized from the sale of the Company's debentures and common stock.

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

      The Company is in negotiations with a privately-held company which, subsequent to the six months ended June 30, 1996, has signed a letter of intent with the Company to complete a merger of such company with CEI. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to CEI. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the completion of due diligence procedures satisfactory to the Company, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger. The Company has sold certain of its securities in a private sale through an exemption to registration in order to reduce its obligations and facilitate the proposed acquisition. The Company is considering selling additional securities in order to complete the acquisition. Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities. In addition, the Company completed an arrangement with a financing group (the "Group") and, consequently, the Company cancelled a promissory note obligation in the amount of $500,000 from the Group in exchange for Group's return to the Company 475,000 of the Company's class A convertible preferred shares together with 505,000 of the Company's common shares. As a result of this transaction, the Company reported a credit to interest expenses during the three months ended June 30, 1996 in the amount of $282,346.

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

Date: August 19, 1996




                              CELEBRITY ENTERTAINMENT, INC.



                              By:   /s/ J. William Metzger
                              J. William Metzger,
                              Executive Vice-President and
                              Chief Financial Officer