Form 10QSB
period 1996-09-30
CELEBRITY ENTERTAINMENT INC
filed 1996-11-19
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   Form 10-QSB

          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996.

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

                                 (561) 659-3832
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No______

Class                                              Outstanding at
                                                   November 19, 1996:

Common Stock, $.0001 par value                       15,215,412

Preferred Stock, $.01 par value                         589,000

                          CELEBRITY ENTERTAINMENT, INC.
                                      INDEX

                                                            Page Number

PART I.           FINANCIAL INFORMATION                           2

      Item 1.     Financial Statements

                  Balance Sheet                                   3

                  Statement of Operations                         4

                  Statement of Cash Flows                         5

                  Statement of Stockholders' Equity               6

                  Notes to Financial Statements                   6

      Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                            7


PART II.          OTHER INFORMATION                               9


      Item 1.     Legal Proceedings                               9

      Item 2.     Changes in Securities                           9

      Item 3.     Defaults Upon Senior Securities                 9

      Item 4.     Submission of Matters to a
                  Vote of Security Holders                        9

      Item 5.     Other Information                              10

      Item 6.     Exhibits and Reports on Form 8-K               10

Signatures

PART I.      FINANCIAL INFORMATION

      The condensed financial statements for the periods ended September 30, 1996 and September 30, 1995 included herein have been prepared by Celebrity Entertainment, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995.

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

                         Celebrity Entertainment, Inc.
                           Condensed Balance Sheet
                             September 30, 1996


                                                                    Unaudited
ASSETS
Current Assets:
Cash                                                            $       417,978
Prepaid expenses                                                         17,974

   Total current assets                                                 435,952

Property and equipment, net                                           3,146,024

Other assets:
 Note receivable                                                         55,000
 Note receivable - affiliates                                         1,005,000
 Accounts receivable                                                    603,001
 Investment in stock                                                  1,400,000
 Debt issue costs                                                       611,387

  Total other assets                                                  3,674,388

Total assets                                                     $    7,256,364

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                $      127,747
 Accrued expenses                                                       120,222
 Deferred revenue                                                        62,697
 Current maturities of long-term debt                                    30,087


   Total current liabilities                                            340,753

Long-term debt                                                        2,294,857

Stockholders' equity:
  Preferred stock, $0.01 par value:
    2,000,000 shares authorized
    Designated as Class A 8% Convertible:
     1,525,000 shares designated;
     589,000 shares outstanding                                           5,890
  Common stock, $0.0001 par value:
     25,000,000 shares authorized;
     5,396,923 shares outstanding                                           540
  Additional paid-in capital                                         16,924,636
  Accumulated deficit                                               (12,018,138)
  Less notes receivable arising from
   issuance of preferred and common stock                              (292,174)

    Total stockholders' equity                                        4,620,754

Total liabilities and stockholders' equity                       $    7,256,364

                See accompanying notes to financial statements.


                                       Celebrity Entertainment, Inc.

                                    Condensed Statement of Operations

                          For the Nine Months Ended September 30, 1996 and 1995


                                         Unaudited


                                        Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                         1996         1995            1996          1995
Revenues:
    Resort membership sales         $     1,372    $   14,785     $    28,818   $   36,129
    Resort operations                    46,534        16,906         117,592       71,922
    Forgiveness of debt                                     -          24,186            -

    Total revenues                       47,906        31,691         170,596      108,051

Selling, general & administrative       522,049       189,194       2,393,356      811,541

Operating profit (loss)                (474,143)     (157,503)     (2,222,760)    (703,490)

Other income (expenses):
    Interest income                      58,748         1,001          66,120        4,075
    Interest credit (expense)           (18,924)     (740,464)        201,937   (3,253,326)

    Total other income (expenses)        39,824      (739,463)        268,057   (3,249,251)

Net loss                               (434,319)     (896,966)     (1,954,703)  (3,952,741)


Per common share:                        $(0.12)       $(0.55)         $(0.55)      $(2.42)
    Weighted average number of
        common shares outstanding     3,530,226     1,630,720       3,530,226    1,630,720

                                          See accompanying notes to financial statements.




                       Celebrity Entertainment, Inc.

                     Condensed Statement of Cash Flows


                                                         Unaudited

Nine months ended September 30,                       1996            1995

Cash flows from operating activities:
   Net loss                                     $(1,954,704)    $(3,952,742)
     Adjustments to reconcile net loss to net
     cash used by operating activities               85,360       3,576,713
 Change in current assets and liabilities        (4,364,890)         96,215

Net cash (used for) operating                    (6,234,234)       (279,814)
activities

Cash flows from investing activities:
   Capital expenditures                             (41,240)              -
   Investment in stock                           (1,400,000)              -

Net cash used for investing activities           (1,441,240)              -
Cash flows from financing activities:
   Increase (decrease) in notes payable            (277,589)        188,729

   Payment of notes receivable                      500,000        (196,968)
   Additions (payments) of long-term debt           (27,697)        (21,394)
   Proceeds from issuance of debentures           3,794,300               -
   Proceeds from sale of stock                    4,093,186         363,050

Net cash provided by financing activities         8,082,200         333,417

Increase in cash and cash equivalents               406,726          53,603

Cash and cash equivalents, beginning of              11,252           2,278
period

Cash and cash equivalents, end of period        $   417,978      $   55,881

Supplemental disclosure of cash paid for:
 Interest                                       $    18,924      $   38,659
 Income taxes                                   $         -      $        -


                 See accompanying notes to financial statements.




                                      Celebrity Entertainment, Inc.

                                    Statement of Shareholders' Equity

                                  Nine Months Ended September 30, 1996


                                               Unaudited
                                                                                                     Notes
                                                                                                     Receivable
                                                                                                     Arising from
                                                                       Additional                    Issuance of
                                Preferred Stock        Common Stock     Paid-In       Accumulated    Preferred &
                               Shares     Amount     Shares    Amount   Capital         Deficit      Common Stock

Balance at January 1, 1996     1,064,000  $10,640   2,366,753   $237   $12,827,004      ($10,063,435)   (792,174)

Issuance of stock               (475,000)  (4,750)  1,318,000   $131     4,097,804                 -     500,000

Net loss                             -        -         -         -            -          (1,954,703)          -

Balance at September 30, 1996    589,000  $ 5,890   5,396,923   $540   $16,924,636      ($12,018,138)   (292,174)

                            See accompanying notes to financial statements.


                          CELEBRITY ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1995 Form 10-KSB and any amendments thereto.

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

4.    Management Plans

The Company is in negotiations with a privately-held company which, during the nine months ended September 30, 1996, has signed a letter of intent with the Company to complete a merger of such company with CEI. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to CEI. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the completion of due diligence procedures satisfactory to the Company, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger. The Company has sold certain of its securities in a private sale through an exemption to registration in order to reduce its obligations and facilitate the proposed acquisition. The Company is considering selling additional securities in order to complete the acquisition.

During the three months ended September 30, 1996, during the due diligence process for the proposed acquisition, the Company invested capital which had been raised through the sale of its securities in short term loans to an entity related by common directorship, the purchase of certain securities of said entity, and loans to two unrelated entities which provided ownership interest in assets as secured collateral. Subsequent to the nine months ended September 30, 1996, substantially all of the short term loans were repaid to the Company and, subsequently, the Company made additional secured short term loans. As a result of the continuing negotiations with the proposed merger candidate as well as negotiations with the borrowing entities, the Company may consider converting certain of its short term loans to an ownership position in one or more of the borrowing entities. Subsequent to the nine months ended September 30, 1996, one of the borrowing entities has purchased a substantial number of the Company's common shares and, together with another principal shareholder, have provided the Company with their consents to cause the Company to effect a combination of its common stock and, accordingly, the Company has filed an information statement with the Securities and Exchange Commision and is currently anticipating the completion of the review process in order that the information statement be forwarded to shareholders.

5.   Forgiveness of Debt

Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities. In addition, the Company completed an arrangement with a financing group (the "Group") and, consequently, the Company cancelled a promissory note obligation in the amount of $500,000 from the Group in exchange for Group's return to the Company 475,000 of the Company's class A convertible preferred shares together with 505,000 of the Company's common shares. As a result of this transaction, the Company reported a credit to interest expense during the nine months ended September 30, 1996 in the amount of $282,346.

6.   Issuance of Securities

During the nine months ended September 30, 1996, the Company issued common shares in payment of consulting fees and for services. In addition, the Company issued in a private offering $3,794,300 of 8% convertible debentures, receiving $3,170,273 in cash. These debentures are due in two years and are convertible into common shares at a rate based on a discount from the bid price of the Company's common shares. Using the bid prices of the Company's common stock at the dates the debentures were issued, approximately 2 million shares would have been issued if the debentures were immediately converted. Original issue discount of $1.9 million associated with the debentures has been credited to additional paid-in capital. The amortization of the original issue discount, debt issue costs and the accrual of the 8% interest due on the debentures will materially affect future interest costs over the term of these debentures.

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


Results of Operations

Nine-month Period Ended September 30, 1996 Compared to Nine-month Period Ended September 30, 1995

      Revenues for the nine-month period ended September 30, 1996 amounted to $170,596 compared to $108,051 for the nine-month period ended September 30, 1995, reflecting an increase of $62,545. Revenues are comprised of memberships paid in full, dues and resort operations. The increase in revenues reflected for the nine-month period ended September 30, 1996 is a result of improved marketing and use of the Company's resort facilities, together with a non-recurring recognition of forgiveness of debt in exchange for the Company's securities. See "Liquidity and Capital Resources."

      Selling, general and administrative expenses were $2,393,356 for the nine months ended September 30, 1996 compared to $811,541 for the nine-month period ended September 30, 1995, representing an increase of $1,581,815. The increase is due principally to sales commissions together with consulting fees paid with the Company's common stock issued at substantially below market price.

      During the nine-month period ended September 30, 1996, $201,937 in interest expense was credited to operations compared to $3,253,326 charged to interest expense for the nine-month period ended September 30, 1995, reflecting a decrease of $3,455,263. The decrease was due principally to the issuance in 1995 of the Company's common stock to a financing group at substantially below market price and the return to the Company of a substantial portion of the common stock in 1996.

      Net loss for the nine-month period ended September 30, 1996 was $1,954,703, which represents a decrease of $1,998,038 below the net loss of $3,952,741 for thenine-month period ended September 30, 1995. The decrease is due principally to interest expenses and credits thereto related to the sale of the Company's common stock issued at substantially below market price, as described above.

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

      Cash increased $406,726 to $417,978 at September 30, 1996 from $11,252 at December 31, 1995. Net cash used for operating activities was $6,234,234 during the nine-month period ended September 30, 1996 compared to cash used for operating activities of $279,814 during the nine-month period ended September 30, 1995. The change in cash used for operating activities resulted primarily from costs related to the sale of the Company's convertible debentures.

      During the nine-month period ended September 30, 1996, there was $1,441,240 used for investing activities in the purchase of certain securities of an entity related through common directorship and for office and Resort maintenance equipment, compared with no net cash used for investing activities during the nine-month period ended September 30, 1995.

      During the nine-month period ended September 30, 1996, net cash provided by financing activities was $8,082,200, representing an increase of $7,748,783 over net cash provided by financing activities of $333,417 during the nine-month period ended September 30, 1995. The increase is a result primarily of proceeds realized from the sale of the Company's debentures and common stock.

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

      The Company is in negotiations with a privately-held company which, subsequent to the nine months ended September 30, 1996, has signed a letter of intent with the Company to complete a merger of such company with CEI. Based on the historical performance of the subject company's operations, such a business combination could result in an increase in annual revenues and net income to CEI. Upon the completion of the proposed business combination, it is anticipated that a public offering of securities would be completed, the proceeds from which, in part, would be used to reduce the liabilities of CEI and expand CEI's resort operations. However, there can be no assurance that any proposed acquisition will be effected. Any such acquisition and public offering is subject to the acquiring entity's acceptance of the financial statements, the completion of due diligence procedures satisfactory to the Company, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review of the securities to be issued in connection with the merger. The Company has sold certain of its securities in a private sale through an exemption to registration in order to reduce its obligations and facilitate the proposed acquisition. The Company is considering selling additional securities in order to complete the acquisition.

During the three months ended September 30, 1996, during the due diligence process for the proposed acquisition, the Company invested capital which had been raised through the sale of its securities in short term loans to an entity related by common directorship, the purchase of certain securities of said entity, and loans to two unrelated entities which provided ownership interest in assets as secured collateral. Subsequent to the nine months ended September 30, 1996, substantially all of the short term loans were repaid to the Company and, subsequently, the Company made additional secured short term loans. As a result of the continuing negotiations with the proposed merger candidate as well as negotiations with the borrowing entities, the Company may consider converting certain of its short term loans to an ownership position in one or more of the borrowing entities. Subsequent to the nine months ended September 30, 1996, one of the borrowing entities has purchased a substantial number of the Company's common shares and, together with another principal shareholder, have provided the Company with their consents to cause the Company to effect a combination of its common stock and, accordingly, the Company has filed an information statement with the Securities and Exchange Commision and is currently anticipating the completion of the review process in order that the information statement be forwarded to shareholders.

Certain creditors and note holders have informed the Company that the obligations of the Company to pay them may be exchanged for a number of the Company's securities. In addition, the Company completed an arrangement with a financing group (the "Group") and, consequently, the Company cancelled a promissory note obligation in the amount of $500,000 from the Group in exchange for Group's return to the Company 475,000 of the Company's class A convertible preferred shares together with 505,000 of the Company's common shares. As a result of this transaction, the Company reported a credit to interest expenses during the nine months ended September 30, 1996 in the amount of $201,937.

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

Date: November 19, 1996


                              CELEBRITY ENTERTAINMENT, INC.



                              By:   /s/ J. William Metzger
                              J. William Metzger,
                              Executive Vice-President and
                              Chief Financial Officer