Form 10QSB/A
period 1995-06-30
CELEBRITY ENTERTAINMENT INC
filed 1996-12-23
CIK 831671

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

The Company believes that such financing plans, which have been formulated to overcome its financial difficulties, have the reasonable capability of removing the threat to the continuation of its business during the twelve month period subsequent to December 31, 1994. Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing management anticipates that approximately $600,000 of additional financial capital is required and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.


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

      The cessation of membership sales in response to reduced interest by the public in purchasing memberships has resulted in a reduction in cash flows from operations for the current and future years.

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

      Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing management anticipates that approximately $600,000 of additional financial capital is required and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.

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

Date: December 20, 1996



                              CELEBRITY ENTERTAINMENT, INC.



                              By:   /s/ J. William Metzger
                              J. William Metzger,
                              Executive Vice-President and
                              Chief Financial Officer