Form 10QSB/A
period 1995-09-30
CELEBRITY ENTERTAINMENT INC
filed 1996-12-23
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
Form 10-QSB/A#3

                              AMENDMENT NO. 3 to
          [ X ]   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Celebrity Entertainment, Inc.
                       Condensed Statement of Operations
           For Nine Months Endings September 30, 1995 and 1994
                                   Unaudited



                                      Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                      1995         1994            1995          1994
Revenues:
    Resort membership sales          $14,785        $  609       $  36,129       44,967
    Resort operations                 16,906        19,015          71,922      130,122

    Total revenues                    31,691        19,624         108,051      175,089

Costs and expenses
    Cost of sales                          -           505              -         6,977

Gross profit (loss)                   31,691        19,119        108,051       168,112
Selling, general and administrative  189,194       247,141        811,541       634,191

Operating loss                      (157,503)     (228,022)      (703,490)     (466,079)


Other income (expenses):
    Interest income                    1,001         2,180          4,075         8,111
    Interest expense                (740,464)      (12,602)    (3,253,326)      (74,778)
                                    (739,463)      (10,422)    (3,249,251)      (66,667)


Loss from continuing operations     (896,966)     (238,444)    (3,952,741)     (532,766)


Discontinued operations of  PSI            -      (957,384)             -      (940,477)

Net loss                            (896,966)   (1,195,828)    (3,952,741)   (1,473,223)


Per common share:

    Loss from continuing operations   $(0.55)       $(0.14)        $(2.42)       $(0.33)

    Loss from discontinued operations $    -        $(0.54)        $    -       $ (0.59)

    Net loss per common share         $(0.55)       $(0.68)        $(2.42)       $ (0.92)

    Weighted average number of
        common shares outstanding  1,630,720     1,758,139      1,630,720     1,594,031


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