Form 10KSB/A
period 1995-12-31
CELEBRITY ENTERTAINMENT INC
filed 1996-12-23
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

FORM 10-KSB/A#3
                             AMENDMENT NO. 3 TO
(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Traditional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                              CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB/A#3
                      For the Year Ended December 31, 1995


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

Membership; Membership Rights and Obligations; Fees

      The Company previously marketed memberships which entitled members to utilize an RV site or to use Company-owned RV's and Housing Units for a daily/nightly or weekly fee. This type of membership does not convey any ownership interest in the Company, the Resort, the Resort Property or its facilities, nor does it entitle members to use specific RV sites or campsites within the Resort. During 1995, due to reduced public interest in purchasing memberships, the Company ceased sales of memberships, although it continues to honor existing memberships. Existing members pay annual dues of $299 to maintain their membership. Memberships are not transferable during the initial two years after purchase thereof except to a family member or by operation of law. Thereafter, memberships may be transferred by sale, gift, or inheritance but may not be transferred more than once. Memberships expire upon the death of the member or such member's permitted transferee. The Company does not permit transfers at a price higher than the purchase price paid by the original member plus a 10% transfer charge payable to the Company. All transfers, sales, inheritances or gifts of memberships are subject to the Company's prior consent. Transferees are accepted as lifetime members and issued lifetime membership cards admitting them to the Resort only after the Company has consented to the transfers and the transferees have executed new membership contracts which provide for annual dues at the then-current level for new memberships. The Company does not have any present intention to repurchase memberships or locate purchasers for members who wish to sell their memberships. Each membership entitles the member to use an RV site or to utilize a Company owned Park Model for a daily/nightly or weekly usage fee. There are no restrictions on how many times a member may visit the Resort during any given year. However, to allow all members reasonable access to the Resort, a member is permitted to stay at the Resort for a maximum of up to 14 consecutive days, after which the member may not stay at the Resort for the immediately subsequent seven days,
unless vacancy of other sites permits an extended stay.   As of December 31,
1995, there were 210 memberships to the Resort.

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

Results of Operations

Fiscal Year Ended December 31, 1995 Compared to Fiscal Year Ended December 31, 1994

      The Company was in the development stage until April 1992, at which time it began operations. Revenues for the fiscal year ended December 31, 1995, amounted to $142,052 compared to $200,035 for the fiscal year ended December 31, 1994. Revenues were derived from memberships paid in full, dues and resort operations. The decrease in revenues resulted from fewer special events, a reduction in membership sales and the stabilized use of the resort facilities at the current membership level. The Company experienced a reduced interest in memberships by the public and, as a result, revenues from memberships declined for the year ended December 31, 1995.

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

      Cash increased $8,974 from $2,278 at December 31, 1994 to $11,252 at December 31, 1995. Net cash used for operating activities was $690,805 for the year ended December 31, 1995 compared with cash used for operating activities of $2,737,366 during the year ended December 31, 1994. The decrease in cash used for operating activities of $2,046,561 was due primarily to stock and stock options issued as payment of finders' fees, consulting fees and amounts due to officers as well as a reduction in accounts payable and accrued expenses.

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

      Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing management anticipates that approximately $750,000 of additional financial capital is required and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern.

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

11.1* Statement Regarding Computation of Earnings Per Share.

27    Financial Data Schedule.
________________

*     Previously filed.



                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 20th day of December, 1996.


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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


            The Company has contracted with a finance company for the management and collection of the notes receivable for which services it pays a nominal fee.


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
                                                               459,617


            The fair value of debt at December 31, 1995 approximated the carrying value based on the borrowing rates currently available to the Company for debt with similar terms and maturities.


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

          On June 30, 1995, the Company issued 100,000 shares of common stock (500,000 shares before the reverse stock split) to the officers of the Company in repayment of a note payable in the amount of $50,000. The officers of the Company also agreed to forego collection of accrued salaries in the amount of $138,350 ($85,850 related to 1994) and the cancellation of options to purchase 375,000 shares of common stock which were granted in 1995 in exchange for an option to purchase 200,000 shares of common stock (1,000,000 shares before the reverse stock split) at an exercise price of $.50 per share for 100,000 shares and $2.50 per share for 100,000 shares. The fair market value of the Company's common stock at the date of issuance of these shares and option was approximately
          $2.57 per share. The difference between the fair market value and the consideration received on the issuance of the shares relating to the exchange of debt amounted to $207,031 and was recorded as interest expense, and the shares relating to the exchange of officers' salaries amounted to $214,063, of which $128,213 was recorded as salaries expense in 1995.

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

          On June 30, 1995, the Company sold for cash 200,000 shares of common stock 1,000,000 shares before the reverse stock split) to an unrelated third party at a price of $.50 per share.

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



          9.  Commitment and Contingencies

          Litigation

          The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, based upon the opinion of the Company's legal counsel, management presently believes that the outcome of each such proceedings or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's financial position or results of operations.

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