Form 10KSB
period 1996-12-31
CELEBRITY ENTERTAINMENT INC
filed 1997-05-09
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480 561/659-3832
      (Address of principal executive offices.  Issuer's telephone number.)
                    -----------------------------------------
Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act as of December 31, 1996: Common Stock, $0.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   YES  [X]
NO  [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $252,735.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on May
5, 1997 was approximately $377,058.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 1996 was 304,408.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]



                              CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1996


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
Item 5.           Market for Common Equity and Related
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

ITEM 1.     DESCRIPTION  OF  BUSINESS

      Celebrity Entertainment, Inc. (Formerly Celebrity Resorts, Inc. and hereinafter referred to as the "Company") was organized pursuant to the laws of the State of Delaware on July 27, 1987 under the name of Celebrity Fish Camps and RV Parks, Inc. for the purpose of owning, developing, marketing and operating a destination resort community and fish camp (the "Resort") on Orange Lake near Ocala, Florida. The Company operates the Resort and currently focuses its operations on sales of site and facilities, usage of Resort facilities by RV owners and outdoor sports people, and organization of rallies by RV owners and other special interest groups.

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

      On March 12, 1997, each share of the Company's outstanding and treasury stock was reclassified and converted into one-fiftieth of one share of Common Stock (the "1997 Reverse Split").

      The principal executive offices of the Company are located at 214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480 and its telephone number is (561) 659-3832.

Business

The Resort

      The Resort offers extensive outdoor recreational activities including fishing, golf and swimming. The Company believes that the Resort successfully creates an environment where a broad base of guests can share the Resort facilities with one another. Management intends to continue to expand the facilities and increase the number of sites and housing units at the Resort. Special promotions, such as fishing and golf tournaments, fishing clinics, outdoor music festivals, and theme-based rallies are scheduled throughout the season. During the 1996-97 season, approximately 38 rallies were held at the Resort, ranging in attendance from 15 RV units to over 100 RV units. Combined scheduled and anticipated rallies during the 1997-98 season exceed 75. Management continues to pursue the marketing of the rally concept because the rally program is expected to grow in market share of the attendance and use of the Resort. Management believes that the quality of fishing, golf and recreational activities and the standards maintained in the operation of the Resort facilities will continue to attract new and repeat visitors.

      As indicated above, the Company is continuing the process of completing the Resort. The Company expects that, when fully completed, the Resort will include sites to accommodate approximately 300 recreational vehicles ("RV's"), approximately 50 semi-permanent mobile cabins ("Park Models"), approximately 50 free standing housing units ("Housing Units"), camping facilities and a variety of ancillary amenities, including a restaurant, swimming pool, baseball field, golf course, miniature golf course, tennis courts, basketball and other athletic courts, outdoor game areas, hiking trails, a clubhouse and general store, social and activities pavilion, 3-D archery range and other resort facilities. The Company employs a six-person recreational staff to manage rally and support activities and to organize activities for children, adults and families, such as barbecues, arts and crafts projects, dances, exercise classes, parties, tournaments and a broad range of games. The Company also provides year-round maintenance and security staff at the Resort.

      At December 31, 1996, the Resort operated 138 RV and Park Model sites which are fully equipped with water, sewer and electric hook-ups, 125 RV sites with water and sewer hook-ups only, and 11 Housing Units. The support and athletic facilities currently completed and available for use include: (i) a lodge with six bedrooms and three baths; (ii) a main building with a reception area, three offices, restrooms, an exercise/aerobics room, a small meeting room and a central dining/social room (which has the capacity to hold up to two hundred persons) with a commercial kitchen attached; (iii) a country store with convenience food and automotive supplies; (iv) a gift shop; (v) a bait and tackle shop; (vi) a marina and boat house with fishing boats; (vii) a nine-hole golf course with driving range and putting green; (viii) horseshoe pits; (ix) picnic facilities including an oversized gas/wood barbecue; (x) volleyball and shuffleboard courts; and (xi) nature walk paths and bike trails. The Company plans to complete during 1997 electric hook-ups to 30 of the existing 125 partially completed RV sites, the construction of and partial hook-ups (water and sewer) for an additional 30 RV sites, a bath house, baseball field, and 3-D archery range at a combined cost of approximately $75,000. The Company will attempt to raise the funds to accomplish this expansion; however, no assurances can be given that the Company will be successful in securing the required capital on favorable terms, or on any terms. See "Management's Discussion and Analysis or Plan of
Operation."


Seasonality

      The Resort historically experiences seasonal use of its facilities. Presently the principal period of active use during the year is November through May, which period accounts for approximately 70% of all revenue generate by the Resort. The Company's plans to expand the facilities of the Resort include the expectation that greater use will prevail year-round so that the higher-use season would be defined as October through July. As a result, the lower-use season would be reduced to two or three months of the year, which months are likely to be summer months.

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

      The Company has established an on-site sales facility. Prospective visitors may be invited to attend a sales presentation via the Company's direct mail solicitations, personal referral, or other marketing methods. Prospective visitors may also be invited to travel to the Resort to tour the facilities with a salesperson. During 1996, the Company continued its marketing efforts so as to encourage destination use of the Resort, whereby visitors remain at the Resort for extended periods of time, as well as promotion of the Resort as an organizer and host of rallies and other group functions. In addition, the Company is establishing associations with approximately 400 other resorts which represent memberships in excess of 400,000 persons in order to provide its visitors with a network of affiliated recreational resorts throughout the region and the country.

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

      The principal goal of marketing is to promote destination use of the Resort and rallies and other group functions. Daily/nightly reservations or facilities use is a secondary goal, since long-term and group use of the Resort account for the majority of the revenue generated by the Resort. The marketing effort is comprised of advertising and sales. Advertising is implemented through the use of display ads in RV and vacation publications, direct mail solicitations to RV owners and a Company-produced periodical magazine, "Trav'l," which features notices of planned Resort activities and articles of interest to RV owners and campers. The goal of advertising is to present the Resort to potential individual and group visitors. On-site efforts are directed to promotion of facilities usage and over 90% of all sales revenue results from on-site personal sales efforts. Special incentives, such as free use of some facilities or additional nights' use of water, sewer and electric hook-ups at no charge are used to induce on-site visitors to continue to visit and use the Resort facilities and/or to commit to longer-term stays.

      During 1996, the Company expanded its marketing efforts by increasing the number of promotions and events involving dealers who offer Park Models and RV's for sale, and visitors who are members of regional or national RV and camping organizations. The Company is currently implementing a plan pursuant to which its magazine, "Trav'l," and other literature are distributed though an informal network of RV and Park Model dealers with the focus on such efforts concentrated on the Southeastern and Midwestern regions of the United States. Representatives of the Company regularly contact RV and Park Model dealers and organizations to assist in the planning and promotion of rallies during which visitors are invited to use the Resort during particular periods (usually one week each).
In connection with these rallies, the Company offers special price schedules and promotes planned events.

      The Company also promotes corporate retreats at the Resort facility, which provide executives, managers and personnel of companies and organizations the opportunity to visit the Resort for a scheduled period of time to participate in and make use of golf, fishing, social gatherings, business meetings and other activities related to their business. The Resort marketing director continues to pursue contacts with candidates for this program and it is anticipated that increased response and use of the Resort will result from this approach during 1997.

Membership; Membership Rights and Obligations; Fees

      The Company previously marketed memberships which entitled members to utilize an RV site or to use Company-owned RV's and Housing Units for a daily/nightly or weekly fee. This type of membership does not convey any ownership interest in the Company, the Resort, the Resort Property or its facilities, nor does it entitle members to use specific RV sites or campsites within the Resort. During 1995, due to reduced public interest in purchasing memberships, the Company ceased sales of memberships, although it continues to honor existing memberships. Existing members pay annual dues of $299 to maintain their membership. Memberships are not transferable during the initial two years after purchase thereof except to a family member or by operation of law. Thereafter, memberships may be transferred by sale, gift, or inheritance but may not be transferred more than once. Memberships expire upon the death of the member or such member's permitted transferee. The Company does not permit transfers at a price higher than the purchase price paid by the original member plus a 10% transfer charge payable to the Company. All transfers, sales, inheritances or gifts of memberships are subject to the Company's prior consent. Transferees are accepted as lifetime members and issued lifetime membership cards admitting them to the Resort only after the Company has consented to the transfers and the transferees have executed new membership contracts which provide for annual dues at the then-current level for new memberships. The Company does not have any present intention to repurchase memberships or locate purchasers for members who wish to sell their memberships. Each membership entitles the member to use an RV site or to utilize a Company owned Park Model for a daily/nightly or weekly usage fee. There are no restrictions on how many times a member may visit the Resort during any given year. However, to allow all members reasonable access to the Resort, a member is permitted to stay at the Resort for a maximum of up to 14 consecutive days, after which the member may not stay at the Resort for the immediately subsequent seven days,
unless vacancy of other sites permits an extended stay.   As of December 31,
1996, there were 102 memberships to the Resort.

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

Membership Financing Arrangements

      The Company previously sold some of its memberships pursuant to installment sales agreements which permitted a purchaser to finance a portion of his or her membership cost over time. The installment payments consist of principal and interest with the payment terms and the rate of interest determined by the then prevailing interest rates, the size of the down payment and the term of the financing. The Company has contracted with a finance company for the management and collection of fees pursuant to these installment sales agreements.

Additional Visitor Privileges

      The Company has entered into an agreement with Passport America, an association of privately-owned campgrounds and RV sites located throughout the United States, that affords its network of members for a nominal fee (currently $40 annually) and subject to certain limitations, the right to utilize facilities at all campgrounds and RV sites that are members of the Resort Parks International network. Pursuant to the terms of such agreement, members of the Resort Parks International network of campgrounds are entitled to utilize the Resort facilities for a nominal fee.

Employees

      The Company had a total of 8 full-time employees at December 31, 1996.

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

Investment in Publishing Company

      During 1996 the Company acquired an interest through the purchase of 8% cumulative convertible preferred stock in Princeton Media Group, Inc. ("PMG") (an affiliated company), which is traded on the Nasdaq under the symbol PMGIF.

      PMG publishes 22 well-established lifestyle and special interest magazines which are distributed throughout the United States and internationally. The magazines include Oui, Fitness Plus, Karate International, Livewire and Lady's Circle Patchwork Quilts. Each magazine targets a niche market consisting of readers with an active interest in a particular lifestyle or activity. This type of reader traditionally remains loyal to particular magazine titles for several years. The magazines' combined readership is approximately 2.4 million per month. PMG also leases and operates a 70,000 square foot printing facility located in Sussex, Wisconsin, just outside of Milwaukee, which prints the majority of PMG's own magazines and also performs printing services for unrelated third parties. The plant currently prints 9.4 million magazines, 13.8 million catalogues, and 44.8 million brochures per year.

      As of December 31, 1996, PMG reported assets in excess of $18,000,000, operating revenues in excess of $8,500,000 and a net loss of $3,700,000, after unusual charges of $3,300,000. The Company's preferred stock is convertible into common stock of PMG and, if converted, would represent approximately 22% of the total voting interest in PMG, assuming the conversion of all outstanding securities of PMG. The Company intends to evaluate and to solicit potential purchasers of its ownership interest in PMG on a continuing basis to obtain the greatest benefit to the Company.

Investment in Oil and Gas Development

     During 1996, pursuant to a letter of intent, the Company loaned $465,000 to a start-up corporation (the "Corporation") whose assets and operations include working interests in eight oil and gas wells and the exploration, development and production of oil and gas pursuant to a mineral lease on approximately 10,000 acres near Breckenridge, Texas. Prior to the Company's loans to the Corporation and negotiations concerning a possible business combination, the Company received a valuation (the "Valuation") by an independent petroleum engineering company. The Valuation represents that value of the oil and gas reserves underlying the Corporation's mineral lease rights may be in excess of $11,000,000. The letter of intent between the Company and the Corporation provides that the Company will fund the Corporation's operations pending the signing of a definitive stock purchase agreement providing for the Company to purchase 80% of the stock in the Corporation. The letter of intent further provides that if the parties are unable to come to a definitive agreement, the amounts provided by the Company will then constitute indebtedness which will be repaid with interest at prime plus 1.5% per annum, not to exceed 12% per annum. Although the letter of intent called for the execution of the definitive agreement on or before April 4, 1997, no such agreement has yet been completed. The Company is still attempting to negotiate the definitive stock purchase agreement with the Corporation. In view of the speculative nature of the Corporation's activities, management has provided an allowance for the amount loaned. The Corporation has no history of operations and no profits to date.

      The Company entered into the transaction with the Corporation pursuant to management's determination that a suitable acquisition candidate should be identified and might be operating in a line of business unrelated to the Company's resort business. Management believes that the acquisition of the Corporation, if it occurs, is likely to be beneficial to the Company. The Company has access to professionals and experts in the energy industry who have agreed to provide their services to the Company if the acquisition does occur, and members of management have business colleagues with substantial experience in the oil and gas industry. Management is confident in its ability to evaluate the quality and services of such professionals and experts through independent verification of qualifications, contact with references, and discussions with colleagues experienced in the oil and gas industry.

      If the Company and the Corporation determine to undergo a business combination, the Company would undertake to adequately fund the Corporation's current endeavors, through the raising of capital either by private placement, registered offering or Regulation S (foreign) stock sales, and would seek to fully exploit and expand the Corporation's holdings and business opportunities in the oil and gas industry to provide value for the Company's shareholders. If the Company and the Corporation do not complete a business combination, the Company anticipates that the Corporation will repay to the Company all amounts advanced, together with interest and a possible carried or royalty interest in the Corporation's operations, through a combination of cash and a promissory note.

      The Corporation owns 140,000 shares of common stock of the Company (the "Shares"), which it purchased with a $1,312,500 promissory note secured by all of the assets of the Corporation. If the business combination between the Company and the Corporation is consummated, the Shares will revert to the Company and the note issued in payment for the Shares will be cancelled. In the event the business combination is not consummated, the Company expects to convert part or all of the funds advanced to the Corporation to a promissory note payable to the Company by the Corporation and further expects that the Shares will be returned to the Company and that the note issued in payment for the Shares will be cancelled.

Loans to Radio Station Group

      During 1996 the Company loaned, at various times, approximately $1,700,000 to certain limited partnerships in Illinois with a common general partner (the "Radio Group") which partnerships were formed to acquire and operate radio stations in metered markets in market sizes generally ranking above number 75. At December 31, 1996, the Company was owed $266,000 by the Radio Group which was repaid in full during the first quarter of 1997. The Radio Group repaid to the Company all principal loan amounts together with interest, fees, and an ownership interest in the seven radio stations acquired by the Radio Group through the use of the funds provided by the Company.

      The Company initiated negotiations with the Radio Group during the fourth quarter of 1996 in order to complete a business combination between the two entities. Such a combination was not consummated, due to constraints imposed by the structure of the Radio Group's limited partnerships and the covenants with its limited partners. As of the date of this filing, the Company is negotiating a consulting agreement with the managers of the Radio Group which will provide, among other things, for the Radio Group to identify and co-manage radio stations to be acquired by the Company. Two such stations have been identified and the Company is negotiating with the owners for the acquisition of one of the stations. The consulting arrangement with the Radio Group provides that the Radio Group will locate for potential acquisition by the Company such number of radio stations, located in geographically concentrated areas of the U.S., that the group of stations under control of the Company by December 31, 1997 will result in aggregate asset values of approximately $2,500,000 and generate annual net revenues of at least $750,000. It is further anticipated that the radio station acquisition program will continue during 1998 and possibly longer, with the intention to accumulate a group of geographically concentrated assets that will operate profitably for the Company and also would attract possible purchasers of such station groups who would pay a purchase price significantly greater than the Company's investment. However, there is no assurance that any radio station will ultimately be acquired or that, if acquired, any such station or stations will provide net revenues to the Company.

ITEM 2.    DESCRIPTION OF PROPERTY, EXECUTIVE OFFICE AND LEASE

        The land upon which the Resort is located consists of approximately 110 acres of property (the "Resort Property") owned by the Company. The Resort is centrally located on Orange Lake, approximately 11 miles north of Ocala, Florida, 13 miles south of Gainesville, Florida, 20 miles from Silver Springs in Ocala, Florida, 1-1/2 hours from Universal Studios in Orlando, Florida and 1-1/2 hours from Sea World in Florida. Orange Lake covers approximately 22,000 acres with undercover which is characteristically ideal for bass and other game fish. It is connected to a smaller lake by a waterway, Cross Creek.

      The Resort Property is encumbered by a mortgage securing indebtedness owed to AmSouth Bank. The note bears a fixed interest rate of 9% with monthly payments of $5,650 and the remaining principal and interest due in May 1997 in the amount of $420,462. The Company has been in negotiation with alternative financial institutions for the refinancing of the mortgage and management believes that such refinancing will be successful. As of December 31, 1996, the principal amount due under the mortgage was $429,786. Real estate taxes on the property are approximately $37,000 per year. The Company believes the insurance maintained on the Resort property is adequate.

      The Company maintains an executive office on Palm Beach and pays rent of $2,033 per month on a month-to-month lease basis.

ITEM 3.   LEGAL PROCEEDINGS

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

      The following table sets forth, for the periods indicated, the reported high and low bid price quotations for the Common Stock for the periods indicated as reported by the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, but do not include retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                Common Stock (1)

                                                  Bid
                 Period of Quotation        High       Low

                 1996
                 First Quarter          164 1/16     90 5/8
                 Second Quarter         128 1/8      56 1/4
                 Third Quarter          67 3/16      4 11/16
                 Fourth Quarter         10 15/16     4 11/16


                 1995

                 First Quarter          120 5/16     46 7/8
                 Second Quarter         148 7/16     62 1/2
                 Third Quarter          187 1/5      76 9/16
                 Fourth Quarter         150          56 1/4


(1) Quotes have been restated to adjust for the 1995 (1:5) and 1997 (1:50) Reverse Splits.

      As of December 31, 1996, there were 304,408 shares of Common Stock outstanding. As of the same date, there were approximately 275 holders of record of the Common Stock, 285 holders of record of Common Stock Warrants and 10 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totaled 1,074 as of the same date.

      The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be utilized to fund its operations.

      As of May 6, 1997, the Company's Common Stock is no longer quoted on the Nasdaq Smallcap Market reporting system. The Company intends to fulfill the requirements necessary to have the Common Stock quoted on the OTC Bulletin Board immediately upon filing of this Form 10-KSB with the Securities and Exchange Commission. The Company anticipates that such quotation will commence in the near future; however, there can be no assurance that such will occur. The Company further anticipates reapplication for quotation on the Nasdaq Smallcap reporting system as soon as it is able to meet the initial listing criteria.

Recent Sales of Unregistered Securities

      The Company sold 140,000 shares of common stock on November 5, 1996 in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act to an oil and gas development company in exchange for a secured promissory note in the principal amount of $1,312,500. (See "Description of Business - Investment in Oil and Gas Development.") No commissions were paid.



ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION

Forward-looking Statements

Statements contained in this Form 10-KSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to (i) the inability of the Company to complete a business combination or acquisition as anticipated, (ii) the securing of financing sufficient to fund such business combination, acquisition, or the expansion of the Resort, and/or (iii) change in operating results provided by the Resort or any newly-acquired operations due to economic or competitive conditions or otherwise.

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

Results of Operations

Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended December 31, 1995

      Revenues for the fiscal year ended December 31, 1996, amounted to $252,735 compared to $142,052 for the fiscal year ended December 31, 1995. Revenues were derived from memberships paid in full, dues and resort operations. The increase in revenues resulted from a greater number of special events, marketing and selling to the changing needs of recreational resort users.

      Selling, general and administrative expenses were $3,879,059 for the fiscal year ended December 31, 1996, compared to $2,322,135 for the fiscal year ended December 31, 1995, an increase of $1,556,924. The increase is due principally to costs associated with issuances of the Company's securities in connection with various consulting arrangements.

      During the fiscal year ended December 31, 1996, interest expense of $2,719,145 was charged to operations, compared with $2,763,578 during the fiscal year ended December 31, 1995. Of the interest expense incurred in 1996, a non-cash expense of $2,584,145 was related to the writeoff of debt discount and debt issue costs associated with convertible debentures issued in 1996.

      In March, 1997, prior to the issuance of the Company's financial statements for the year ended December 31, 1996, the SEC clarified its position regarding the accounting for convertible securities when the conversion feature provides a beneficial discount to the security holder, resulting in a writeoff in 1996 of all debt discount and debt issue costs associated with convertible debentures issued in 1996. The total of this noncash writeoff of debt discount and issue costs was $2,584,145. Under the Company's prior accounting method in 1996 these noncash charges would have been amortized in 1997 and part of 1998. The change in accounting method will result in 100% of these debt discounts and debt issue costs being taken in 1996 and therefore 1997 and 1998 earnings will not be reduced by these costs as originally anticipated. (See Note 8 of the financial statements for additional detail.)

      At December 1, 1996, unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2011, of approximately $11,579,000 may be available for carryforward against future years' taxable income.
However, as a result of the consummation of several common stock transactions during the year, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $4,541,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Operating Activities

      The revised marketing and sales approach, initiated in 1995 in response to changing interests of the public away from memberships in favor of destination and special interest resort amenities, has resulted in an increase in cash flows from operations for the current year, which trend is expected to continue in future years.

      Cash increased $433,258 from $11,252 at December 31, 1995 to $444,510 at December 31, 1996. Net cash used for operating activities was $1,930,428 for the year ended December 31, 1996 compared with cash used for operating activities of $690,805 during the year ended December 31, 1995. The increase of $1,239,623 was due primarily to the following factors.

          Increase in operating loss           875,211
          Net decrease in noncash items
              charged to operations             97,247
              including stock and stock
              options issued un payment of
              finders' fees, consulting fees,
              provision for doubtful accounts
          Net change in current assets
              and liabilities resulting
              in the use of cash               267,165

          Total                              1,239,623


      Investing Activities

      During the year ended December 31, 1996 cash was used for investing activities in the amount of $2,078,161 compared to net cash used by investing activities in the amount of $12,213 during the year ended December 31, 1995. The increase in cash used by investing activities related primarily to the investment in PMG in the amount of $1,298,234 and the increase in loans to the Corporation for oil and gas exploration in the amount of $465,000.

      Financing Activities

      During the years ended December 31, 1996 and December 31, 1995, the Company had net cash flows provided by financing activities of $4,471,678 and $711,992, respectively, primarily from proceeds from the sale of convertible debentures ($3,147,774) and common stock ($1,562,494) during 1996. The convertible debentures and the common stock were sold pursuant to Regulation S to non-U.S. residents. The common stock was sold at a fixed price lower than the then-current market price of the Company's common stock. The convertible debentures were sold on the basis of a conversion, at the holders election, at a discount to the bid price of the Company's common stock which is the lower of 10% below the stock price as of the date of sale of the debenture or 15% or 35% below the stock price as of the conversion date. In addition, fees were paid to agents for commissions related to the sale of the common stock and the convertible debentures. During 1996 the Company converted approximately $800,000 face amount of convertible debentures, out of a total of $3,842,800 face value sold. As a result of the decrease in the stock price of the Company's common stock following such conversions, requests for subsequent conversions were rejected by the Company and the Company and the debenture owners are currently negotiating an agreement pursuant to which the Company will repay a certain amount to the debenture owners over a period of time. It is anticipated that such agreement will be completed during 1997. The convertible debentures are due March 1, 1998.

      The Company, from time to time, receives proceeds from the exercise of outstanding common stock options and warrants, and uses the proceeds as working capital. During 1995, the Company received $400,325 from such exercises.

      During 1996 the Company engaged consultants to provide services to the Company relating principally to possible business combinations with other companies, and expanding the Company's relationships with possible market-makers. The Company granted 568,000 shares of its common stock to such consultants through a combination of direct grants of shares and options to purchase shares of the Company's common stock. These shares were registered pursuant to a filing on Form S-8, which the Company completed during 1996 and which provided for a 500,000 shares to be granted together with options to be granted for an additional 500,000 shares. The efforts of the consultants resulted in the identification of a restaurant chain, with which the Company did not complete an anticipated business combination, as well as the identification and securing of arrangements for the Company's investments in, loans to and/or letters of intent with PMG, the oil and gas Corporation, and the radio station group. The consultants also provided improved market support for the Company's publicly-traded securities as well as expanded opportunities for possible business combinations.

Management's Plans

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $16,309,483, at December 31, 1996. During the year ended December 31, 1996, the Company generated revenues from resort operations; however, it reported a net loss of $6,246,048 and has negative working capital of $84,007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include:


Continuing to complete the development of the Resort Property during the 1996-97 resort seasons. The additional facilities that will be provided by such improvements are expected to enhance the operating revenue and cash flow of the Resort facilities. The Company will require a minimum of an additional $75,000 to complete the development;

Refinancing the Company's mortgage note with the possibility of obtaining additional funds for working capital from the new mortgage loan;

Arranging with a company (related through common directorship) to provide funds on a monthly basis as a loan, collateralized by the preferred stock which the Company owns in such company, or the sale of such stock to provide working capital and investment capital for the funding of a business combination;

Arranging for the conversion or repayment of the convertible debt through the sale of the Company's equity securities; and

Acquiring assets and operations of one or more entities for which the Company has been in negotiation with the expectation that such business combination, if completed, would provide additional cash flow and net income.


        Though management believes the Company will secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing or other plan will be effected. Any acquisition or securities offering is subject to the Company's due diligence, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

        While the Company believes that its plans for the Resort, additional funding, or possible business combination have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.


Recent Accounting Pronouncements

      See "Summary of Significant Accounting Policies" footnote to the Company's Financial Statements for information relating to recent accounting pronouncements.


ITEM 7.          FINANCIAL STATEMENTS

      The following financial statements and schedules are included in this Annual Report on Form 10-KSB following Item 13:

                          Index to Financial Statements

Report of Independent Certified Public Accountants                      F-2
Balance Sheet                                                           F-3
Statement of Operations                                                 F-5
Statement of Stockholders' Equity                                       F-6
Statement of Cash Flows                                                 F-7
Notes to Financial Statements                                           F-8


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      The information called for by Item 8 is incorporated herein by reference to the Company's Form 8-K dated April 29, 1997 and filed with the SEC on April 30, 1997.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 1996 are listed below.

       Name                   Age               Position Held

James J. McNamara             48          President, Chief Executive Officer and
                                          Director
J. William Metzger            48          Executive Vice President, Chief
                                          Financial Officer, Controller,
                                          Secretary, Treasurer and Director
David J. Critchfield          46          Director

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

      Biographies of the directors and executive officers of the Company are set forth below:

      James J. McNamara has been the President, Chief Executive Officer and a director of the Company since June 1993, at which time the Company acquired PSI, which was formed by Mr. McNamara in 1991. During 1993-1994 Mr. McNamara created and executively produced 61 half-hour episodes of "The NEWZ" television series for PSI. Mr. McNamara has been involved in the music and entertainment business since 1971. Mr. McNamara first became involved in the motion picture business in 1979 when he assumed management of "Hardly Working," a motion picture which had encountered severe financial and production related problems. Largely as a result of Mr. McNamara's efforts, "Hardly Working" was distributed by Twentieth Century-Fox and became one of the highest grossing independently-produced pictures of 1981. From 1981 through 1985, Mr. McNamara developed various motion picture properties while maintaining offices at Twentieth Century-Fox in Los Angeles and commencing centralization of his operations in Palm Beach, Florida. In 1986, Mr. McNamara formed Entertainment, Inc., a Florida corporation which became the managing general partner of Premiere, Ltd., a limited partnership formed to develop motion pictures and television projects. Premiere, Ltd. developed a portfolio of projects including "Super Force," a half-hour action-adventure television series produced in association with Viacom Enterprises, which also distributed the series worldwide in first-run syndication. From 1988 until 1991, Mr. McNamara created and executively produced 48 episodes of "Super-Force." Premiere, Ltd. is no longer actively engaged in the development of motion picture and television projects. Premiere ceased to operate as a going concern in October 1991 due to cash flow difficulties experienced by Premiere. Mr. McNamara is chairman and chief executive officer of Princeton Media Group, Inc. an Ontario, Canada corporation quoted on the Nasdaq Smallcap market which is engaged in the publishing and distribution of several lifestyle and entertainment periodicals. Mr. McNamara holds no directorships in any other companies with a class of securities registered on a national exchange or which are required to file annual, quarterly or other periodic reports with the Commission. During the past five years, Mr. McNamara has principally been involved in the creation and production of television projects, the management of PMG, and the management of the Company.

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

      As of December 31, 1996, no committees of the Board of Directors had been established.

Compliance with Section 16(a) of the Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission (SEC) and Nasdaq. Officers, directors and greater-than-10% shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     During 1996, Mr. McNamara did not file a required Form 5. Mr. Metzger did not file a required Form 4 and a required Form 5 during fiscal 1996.



ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer during the last fiscal year and the Company's most highly compensated executive officers who served as such during fiscal 1996 whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                        Annual Compensation                      Awards            Payouts

                                            Other          Restricted                            All Other
 Name and                                   Annual           Stock      Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs (#)  Payments (#)  sation
 Position              ($)        ($)        tion             ($)                                    ($)
                                           ($)

James J.        1996    55,125    106,755      -               -           -            -              -
McNamara        1995    26,250(1)  -         103,511(2)        -       1,000(3)(4)      -              -
CEO

J. William      1996    55,125    20,607       -               -           -            -              -
Metzger         1995    26,250(1)  -         103,511(2)        -       1,000(3)(4)      -              -
Exec. V-P


(1) Earned but not paid.
(2) This figure represents the fair market value of common stock received upon cashless exercise of stock option for forgiveness of indebtedness, minus the amount of indebtedness forgiven.
(3) Exercise price $25.00 per share, expiring 9/1/98.
(4) All options indicated were granted in consideration of Messrs. McNamara's and Metzger's waiving earned but unpaid salary in the amount of $26,250 each for 1995.


Stock Options

     No options were granted to any of the named executive officers during 1996.


      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
Name              Shares                  Number of Securities        Value of
                  Acquired On   Value     Underlying Unexercised      in the
                  exercise (#)  Realized  Options/SAR's at FY-        Money Options/SAR's
                                          End (#)                     at FY-End ($)
                                          Exercisable  Unexercisable  Exercisable  Unexercisable
James J.            0             0        2,000           0               0            0
  McNamara
J. William          0             0        2,000           0               0            0
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


Name and Address of                      Common             Percent of
Beneficial Owner                         Stock            Common Stock Owned (1)

James J. McNamara
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                     3,496(2)                      0.8 %

J. William Metzger
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                     3,266(3)                      0.8 %

David J. Critchfield
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                         0                           0%

UC Financial                           346,362(4)                     46.5%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Meson Investments, Ltd.                279,720(5)                     41.3%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Torah Vechesed Le'Ezra Vesad           228,342(6)                     36.5%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Douglas Pedrie                         140,000(7)                     35.0%
Energex, Inc.
P.O. Box 1424
Abilene, TX 79604

Maslo Fund Ltd.                        154,634(8)                     28.0%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Walsh Investments Limited              128,493(9)                     24.4%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Madison Trading Ltd.                    98,689(10)                    19.9%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Devoiry Goldstein                       61,020(11)                    13.3%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Eurodisc, Ltd.                          50,000                        12.6%
P.O. Box 3950
Nassau, Bahamas

Ester Blass                             55,944(5)                     12.3%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

EBC Zurich AG                           55,944(5)                     12.3%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Marcos Kohn                             49,968(12)                    11.2%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Hershel Goldberg                        44,156(13)                    10.0%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

William Anthony King                    42,774(14)                     9.7%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Int'l Keren Nisuin                      27,972(5)                      6.6%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Societe Financier Mirelis SA            27,972(5)                      6.6%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

Ephraim Saghi                           27,972(5)                      6.6%
c/o Barry Globerman, Esq.
110 E. 59th St., 23d Fl.
New York, NY 10022

All Officers and Directors
    As A Group (3 persons)                6,762                        0.17 %

(1) The numbers in this column add up to greater than 100% due to the method of calculation of percentage ownership of securities beneficially owned but not currently outstanding.
(2) Includes 1,496 shares directly owned and 2,000 shares beneficially owned pursuant to options currently exercisable.
(3) Includes 1,266 shares directly owned and 2,000 shares beneficially owned pursuant to options currently exercisable.
(4) Includes 10,697 shares directly owned and 335,664 shares beneficially owned pursuant to convertible debentures.
(5) Beneficially owned pursuant to convertible debentures.
(6) Includes 4,566 shares directly owned and 223,776 shares beneficially owned pursuant to convertible debentures.
(7) Record owner is Energex, Inc., a company wholly owned and controlled by Mr. Pedrie.
(8) Includes 6,382 shares directly owned and 148,252 shares beneficially owned pursuant to convertible debentures.
(9) Includes 2,619 shares directly owned and 125,874 shares beneficially owned pursuant to convertible debentures.
(10 Includes 6,382 shares directly owned and 92,308 shares beneficially owned pursuant to convertible debentures.
(11) Includes 5,076 shares directly owned and 55,944 shares beneficially owned pursuant to convertible debentures.
(12) Includes 2,415 shares directly owned and 47,552 shares beneficially owned pursuant to convertible debentures.
(13) Includes 2,198 shares directly owned and 41,958 shares beneficially owned pursuant to convertible debentures.
(14) Includes 816 shares directly owned and 41,958 shares beneficially owned pursuant to convertible debentures.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1996 the Company acquired an interest through the purchase of 8% cumulative convertible preferred stock in Princeton Media Group, Inc. ("PMG"). James J. McNamara is the Chief Executive Officer and Chairman of PMG and is the President, Chief Executive Officer and Chairman of the Company.

      In connection with a financing transaction completed on June 30, 1995, Mr. McNamara and Mr. Metzger forgave an aggregate of $138,350 of accrued salary and benefits owed to them by the Company, and agreed to the cancellation of 7,500 then outstanding options to purchase common stock. In exchange, they received 1,000 options each to purchase common stock at an exercise price of $25.00, which were deemed simultaneously exercised for forgiveness of debt; 1,000 options each to purchase common stock at an exercise price of $25.00 which remain outstanding; and 1,000 options each to purchase common stock at an exercise price of $125.00 which remain outstanding. The outstanding options have an expiration date of 9/1/98.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report. A report on Form 8-K dated April 29, 1997 was filed with the SEC on April 30, 1997 relating to a change in the Company's auditors.

Exhibits:

Exhibit
Number            Exhibit

All Exhibits are incorporated herein by reference if not attached hereto.

2.1 Restated Financing Agreement and Letter of Intent dated June 30, 1995, filed as Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File No. 0-19196, filed with the Securities and Exchange Commission on April 15, 1996.

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

3.7 Certificate of Correction of Certificate of Designation of the Company filed in the office of the Secretary of State of Delaware on July 28, 1995, filed as Exhibit 3.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File No. 0-19196, filed with the Securities and Exchange Commission on April 15, 1996.

3.8 Certificate of Increase of Number of Shares of Class A Convertible 8% Stock of the Company filed in the office of the Secretary of State of Delaware on July 28, 1995, filed as Exhibit 3.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File No. 0-19196, filed with the Securities and Exchange Commission on April 15, 1996.

3.9 Certificate of Amendment of Certificate of Incorporation of the Company filed in the office of the Secretary of State of Delaware on July 28, 1995, filed as Exhibit 3.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File No. 0-19196, filed with the Securities and Exchange Commission on April 15, 1996.

4.1 Specimen Common Stock Certificate, filed as Exhibit 4.01 to the Company's Registration Statement on Form S-18, File No. 33-33035A.

4.2   Specimen Class A Convertible Preferred Stock Certificate, filed as Exhibit
      4.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, File No. 0-19196, filed with the Securities and Exchange Commission on April 17, 1995.

4.3 Form of Warrant Agreement among the Company, I.A. Rabinowitz & Co., and American Stock Transfer & Trust Company, as warrant agent, filed as
      Exhibit 4.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, File No. 0-19196, filed with the Securities and Exchange Commission on April 17, 1995.

4.4   Specimen Common Stock Purchase Warrant, filed as Exhibit
      4.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, File No. 0-19196, filed with the Securities and Exchange Commission on April 17, 1995.

4.5   Form of Class A Preferred Stock Warrant, filed as Exhibit
      4.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, File No. 0-19196, filed with the Securities and Exchange Commission on April 17, 1995.

4.6   Form of Representative's Unit Purchase Warrant, filed as Exhibit
      4.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, File No. 0-19196, filed with the Securities and Exchange Commission on April 17, 1995.

4.7 Warrant of (ITI) Glendale, Inc. relating to 100,000 shares of Common Stock, filed as Exhibit 4.7 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.8 Warrant of David A. Johnson relating to 100,000 shares of Common Stock, filed as Exhibit 4.8 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.9 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing Characteristics of Preferred Stock of the Company, filed in the Secretary of State of Delaware's office on July 31, 1990, filed as Exhibit 4.11 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.10 Amended Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and other Distinguishing Characteristics of Preferred Stock of the Company, filed in the Secretary of State of Delaware's office on February 18, 1993, filed as Exhibit 4.12 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.11 Form of Certificate of Designation Setting Forth the Preferences, Rights and Limitations of Preferred Stock, which will designate the Class A Preferred Stock, filed as Exhibit 4.13 to the Company's Registration Statement on Form S-2, File No. 33-69744.

4.12  Form of New Common Stock Certificate (Post 1993 Reverse Split), filed as
      Exhibit 4.14 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.1 1992 Stock Option Plan of the Company, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.2 Agreement between the Company and Resort Parks International, Inc., filed as Exhibit 10.15 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.3  Form of Celebrity Resorts, Inc. Membership Agreement, filed as Exhibit
      10.16 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.4 Form of Celebrity Resorts, Inc. Promissory Note (for membership sales), filed as Exhibit 10.21 to the Company's Registration Statement on Form S-2, File No. 33-69744.

10.5 Note and Mortgage Modification and Agreement Regarding Closing of Loan dated as of May 2, 1994 by and between the Company and AmSouth Bank of Florida, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-19196).

10.6 Employment Agreement between James J. McNamara and the Company dated as of January 27, 1994 filed as Exhibit 10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-19196).

10.7 Employment Agreement between J. William Metzger and the Company dated as of January 27, 1994 filed as Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-19196).

10.8  Letter of Intent between the Company and Energex, Inc.

27    Financial Data Schedule.
________________

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of May, 1997.


                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  James J. McNamara
                                          James J. McNamara
                                          President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                         Date


/s/  James J. McNamara    President, Chief Executive        May 8, 1997
James J. McNamara             Officer and Director


/s/  J. William Metzger   Executive Vice President,         May 8, 1997
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director










Report of Independent Certified Public Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Holyfield Associates, PA
                                                 Holyfield Associates, PA
West Palm Beach, Florida
May 8, 1997





Report of Independent Certified Public Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the statements of operations, stockholders' equity and cash flows of Celebrity Entertainment, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Celebrity Entertainment, Inc. and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                      /s/ BDO Seidman, LLP
                                                      BDO Seidman, LLP
Orlando, Florida
April 8, 1996








                                   Celebrity Entertainment, Inc.

                                           Balance Sheet

                                                                   December 31,

                                                                           1996

                                              Assets

            Current assets:
             Cash and cash equivalents                              $   444,510
             Prepaid expenses                                               273
             Accounts receivable                                          7,058
             Notes receivable (Note 5)                                  266,000

                  Total current assets                                  717,841

            Property and equipment (Note 7)
             Land                                                       670,780
             Buildings and improvements                               2,881,393
             Equipment                                                  156,917
             Furniture and fixtures                                      53,367

                   Total                                              3,762,457

            Less accumulated depreciation and amortization              640,843

                   Net                                                3,121,614

            Other assets:

             Investment in affiliated company (Note 6)                1,298,234


            Total assets                                            $ 5,137,689


   See accompanying notes to the financial statements.



                                     Celebrity Entertainment, Inc.

                                            Balance Sheet


                                                                    December 31,
                                                                           1996


                               Liabilities and Stockholders' Equity

            Current liabilities:
             Accounts payable                                         $ 145,245
             Accrued expenses                                           190,931
             Deferred membership revenues (Note 4)                       35,886
             Mortgage note payable (Note 7)                             429,786

                  Total current liabilities                             801,848

            Convertible debentures (Note 8)                           3,020,000

                  Total liabilities                                   3,821,848

            Commitment and contingencies (Note 12)

            Stockholders' equity (Note 9):
             Preferred stock, $.01 par value; 2,000,000 shares
              authorized
                Designated class A 8% convertible;
                 1,525,000 shares designated,
                 1,064,000 shares issued                                 10,640
             Common stock, $.0001 par value; 25,000,000 shares
              authorized, 304,408 shares issued                              30
             Additional paid-in capital                              19,427,154

             Accumulated deficit                                    (16,309,483)
             Less treasury stock, 10,100 shares common
             and 475,000 shares preferred, at cost                     (500,000)



            Less stock subscriptions receivable                      (1,312,500)

                  Total stockholders' equity                          1,315,841


            Total liabilities and stockholders' equity              $ 5,137,689

       See accompanying notes to the financial statements.




                                         Celebrity Entertainment, Inc.

                                           Statements of Operations

            Years ended December 31,                                   1996           1995


            Revenues:
                  Resort membership sales                      $    29,639      $   24,500
                  Resort operations                                223,096         117,552

                  Total revenues                                   252,735         142,052

            Selling, general and administrative expenses         3,163,885       2,322,135
            Bad debts (Notes 5 and 9)                              715,174            -

                  Operating loss                                (3,626,324)     (2,180,083)

            Other income (expenses):
                  Interest income                                   99,421           4,740
                  Interest expense                                (135,000)     (2,763,578)
                  Writeoff of debt discount
                    and issue costs (Note 8)                    (2,584,145)           -

                  Total other income(expenses)                  (2,619,724)     (2,758,838)

                  Loss from continuing operation                (6,246,048)     (4,938,921)

            Discontinued operations:(Note 3)
                  Loss from discontinued operations of
                    television production subsidiary                  -           (431,916)

            Net loss                                            (6,246,048)     (5,370,837)

            Preferred stock dividends                             (675,150)       (321,750)

            Net loss applicable to common stock               $ (6,921,198)   $ (5,692,587)



            Loss from continuing operations per common share  $     (91.14)   $    (216.14)


            Loss from discontinued operations                 $        -      $     (18.90)


            Net loss per common share                         $     (91.14)   $    (249.12)


            Weighted average number of
              common shares outstanding                             75,944          22,851

                  See notes to the financial statements.
















                                                         Celebrity Entertainment, Inc.
                                                       Statements of Stockholders' Equity



                                                                                              Treasury Stock           Additional
                                        Preferred Stock         Common Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares    Amount         Shares    Shares     Amount     Capital


Balance, December 31, 1994            589,000  $ 5,890        408,753     $ 41      $   -           -          -       $ 6,977,968


1-for-50 reverse stock split (Note 9)    -          -        (400,578)     (40)         -           -          -                40

Sale of preferred stock               475,000    4,750             -        -           -           -          -            95,250


Sale of common stock                     -          -          20,460        2          -           -          -         2,167,748

Common stock warrants issued
   in payment of consulting fees         -          -          16,700        2          -           -          -         2,204,512


Common stock options issued in
   payment of officer's salaries         -          -              -        -           -           -          -           214,063

Common stock options issued
   payment of rent                       -          -              -        -           -           -          -            82,500

Common stock issued in
  payment of debt to officers            -          -           2,000       -           -           -          -           257,031

Common stock options issued
  payment of commission on debt issue    -          -              -        -           -           -          -           848,124

Net loss                                 -          -              -        -           -           -          -              -



Balance, December 31, 1995          1,064,000   10,640         47,335        5          -           -          -        12,827,236

Sale of common stock                     -          -          26,000        3          -           -          -         1,449,491

Options exercised                        -          -           2,000        -          -           -          -           113,000

Common stock issued in
  payment of consulting fees             -          -           9,460        1          -           -          -           898,230

Common stock option issued in
  payment of consulting fees             -          -              -        -           -           -          -           117,800

Common stock issued for note
  receivable                             -          -         140,000       14          -           -          -         1,312,486

Discount on debentures                   -          -              -        -           -           -          -         1,936,119

Conversion of debentures into common
  stock                                  -          -          79,613        8          -           -          -           772,792

Purchase of treasury stock in
  settlement of notes receivable         -          -              -        -         10,100     475,000    500,000           -


Writeoff of subscriptions receivable     -          -              -        -           -           -          -              -

Net loss                                 -          -              -        -           -           -          -              -


Balance, December 31, 1996          1,064,000  $ 10,640       304,408    $  30        10,100     475,000  $ 500,000   $ 19,427,154

See accompanying notes to the financial statements.


                                                         Celebrity Entertainment, Inc.
                                                       Statements of Stockholders' Equity




                                                              Accumulated                  Stock Subscriptions
                                                              Deficit                      Receivable


Balance, December 31, 1994                                $ (4,692,598)                 $    (100,000)

1-for-50 reverse stock split (Note 8)                             -                              -

Sale of preferred stock                                           -                          (400,000)

Sale of common stock                                              -                          (292,174)

Common stock warrants issued in
   payment of consulting fees                                     -                              -

Common stock options issued in
   payment of officer's salaries                                  -                              -

Common stock options issued in
   payment of rent                                                -                              -

Common stock issued in
  payment of debt to officers                                     -                              -

Common stock options issued in
  payment of commission on debt issue                             -                              -

Net loss                                                     (5,370,837)                         -


Balance, December 31, 1995                                  (10,063,435)                      (792,174)

Sale of common stock                                               -                              -

Options exercised                                                  -                              -

Common stock issued in payment
 of consulting fees                                               -                              -

Common stock options issued in
  payment of consulting fees                                       -                              -

Common stock issued for note
  receivable                                                       -                        (1,312,500)

Discount on debentures                                             -                              -

Conversion of debenture into common stock                          -                              -

Cash payment on note receivable                                    -                            42,000

Purchase of treasury stock in settlement
  of notes receivable                                              -                           500,000

Writeoff of subscriptions receivable                               -                           250,174

Net loss                                                    (6,246,048)                           -


Balance, December 31, 1996                               $ (16,309,483)                   $ (1,312,500)

See accompanying notes to the financial statements.





                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows

            Years ended December 31,                                      1996            1995


            Cash flows from operating activities:
             Net loss                                                $ (6,246,048)     $ (5,370,837)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization                               117,456           115,921
              Provision for doubtful accounts                             465,000              -
              Discount on conversion price of convertible debentures         -            2,484,372
              Stock issued in payment of consulting fees                  898,230         1,512,015
              Stock issued in payment of debt to officers                    -              207,031
              Stock options issued in payment of officer salaries            -              128,213
              Stock options issued in payment of office rent                 -               82,500
              Stock options issued in payment of consulting fees          117,800              -
              Writeoff of deferred loan costs and debt discount         2,584,145              -
              Writeoff of stock subscriptions receivable                  250,174              -

             Change in current assets and liabilities:
                Prepaid expenses and accounts receivable                     (661)             (197)
                Accounts payable and accrued expenses                     (99,337)          147,510
                Deferred membership revenues                              (17,187)            2,667


            Net cash used for operating activities                     (1,930,428)         (690,805)


            Cash flows from investing activities:
             Purchase of property and equipment                           (48,927)          (12,213)
             Increase in investment in affiliated company              (1,400,000)              -
             Redemption of preferred stock in affiliated company          101,767               -
             Loans for oil and gas exploration                           (465,000)              -
             Loans for radio station acquisitions                      (1,566,000)              -
             Loan repayments                                            1,300,000               -

            Net cash used for investing activities                     (2,078,161)          (12,213)


            Cash flows from financing activities:
             Proceeds of notes payable                                       -              275,850
             Repayments of notes payable                                 (277,590)          (46,743)
             Repayments of long-term debt                                 (29,831)          (28,941)
             Proceeds from debenture payable                            3,144,774              -
             Proceeds from the issuance of common stock                 1,562,494           511,826
             Payments of stock subscriptions receivable                    42,000              -

            Net cash provided by financing activities                   4,471,678           711,992


            Increase in cash and cash equivalents                         433,258             8,974

            Cash and cash equivalents, beginning of year                   11,252             2,278


            Cash and cash equivalents, end of year                      $ 444,510          $ 11,252

            See accompanying notes to the financial statements.





Celebrity Entertainment, Inc. and Subsidiary
Notes to financial statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celebrity Entertainment, Inc. (the "Company" ), a Delaware corporation, developed and operates a destination resort community featuring golf, fishing and recreational activities. The Company markets memberships in the resort which entitle members to the use of resort facilities at reduced rates. Income from the resort is seasonal, and on an annual basis, the Company is required to seek additional financing to pay long-term debt obligations and the resort's on-going operations, including payroll, creditors and real estate taxes. Income from the resort operations is not sufficient to sustain the Company's operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives (5 to 31.5 years) of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes.

Net Loss Per Common Share

The net loss per common share is computed using the weighted average number of common shares outstanding during each period after giving effect to the 1-for-50 reverse stock split described in Note 9. Common stock equivalents have not been included since they would be antidilutive.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains significant cash deposits primarily in one financial institution. The company performs periodic evaluations as part of its investment strategy. Concentrations of credit risk with respect to accounts receivable are limited due to the relatively insignificant amount of receivables.

The carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts and notes receivable, accounts payable, accrued expenses, mortgage note payable and debentures payable.

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances and highly liquid investments with original maturities of three months or less.


Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued by the FASB, is effective for financial statements for fiscal years beginning after December 15, 1995. This standard establishes guidelines regarding when impairment losses on long-lived assets are recognized and how impairment losses are measured. This statement did not have a material effect on the Company's financial position or results of operations in 1996.

On October 23, 1995, the FASB issued Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation."  SFAS
No. 123 allows companies to retain the current approach set forth in APB
Opinion No. 25, "Accounting for Stock Issued to Employees," for recognizing stock-based expense in their financial statements in lieu of the accounting method prescribed by SFAS No. 123 based on the estimated fair value of employee stock options. Companies that do not follow the fair value based method are required to provide expanded footnote disclosures. The provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1994. The Company has elected to follow APB Opinion No. 25, which would require it apply only the disclosure provisions required under SFAS No. 123. No such disclosures were required in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement is required to be adopted for financial statements for periods ending after December 15, 1997, including interim periods. Earlier application of the Statement is not permitted: however, once adopted, all prior period earnings per share data presented must be restated. Accordingly, the Company will implement the Statement in the last quarter of 1997 and restate earnings per share amounts back to January 1, 1997. The Statement will supersede APB Opinion No. 15 and replaces the presentation of "primary earnings per share" with "basic earnings per share," which will exclude all potentially dilutive securities. These dilutive securities will be included in an amount to be captioned "dilutive earnings per share." The Company has not yet determined the impact this Statement may have on the amounts of earnings or loss per share and related financial statement disclosures.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure." This statement is required to be adopted for financial statements for periods ending after December 15, 1997. The Company's disclosures in the accompanying financial statements meet all the requirements of the Standard.

In March, 1997, at a meeting of the Emerging Issues Task Force (EITF), the SEC expressed views on accounting for convertible debt, as detailed in Note 8.




2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $16,309,483 at December 31, 1996. During the year ended December 31, 1996, the Company generated revenues from resort operations; however, it reported a net loss of $6,246,048 and has negative working capital of $84,007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position and operations with the goal of sustaining the Company operations for the next twelve months and beyond include:

Continuing to complete the development of the Resort Property during the 1996-97 resort seasons. The additional facilities that will be provided by such improvements are expected to enhance the operating revenue and cash flow of the Resort facilities. The Company will require a minimum of an additional $75,000 to complete the development;

Refinancing the Company's mortgage note with the possibility of obtaining additional funds for working capital from the new mortgage loan;

Arranging with a company (related through common directorship) to provide funds on a monthly basis as a loan, collateralized by the preferred stock which the Company owns in such company, or the sale of such stock to provide working capital and investment capital for the funding of a business combination;

Arranging for the conversion or repayment of the convertible debt through the sale of the Company's equity securities; and

Acquiring assets and operations of one or more entities for which the Company has been in negotiation with the expectation that such business combination, if completed, would provide additional cash flow and net income.



Though management believes the company will secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing or other plan will be effected. Any acquisition or securities offering is subject to the Company's due diligence, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

While the Company believes that its plans for the Resort, additional funding, or possible business combination have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business, there can be no assurance that the Company will be successful in carrying out its plans and the failure to achieve them could have a material adverse effect on the Company.



3.  Discontinued Operations

On June 15, 1993, the Company acquired the outstanding common stock of Production Services International, Inc.(PSI)

On March 1, 1995, certain creditors of PSI filed a petition with the United States Bankruptcy Court in the middle district of Florida in Orlando, requesting an order for relief under Chapter 11 of the Bankruptcy Code. The petition asserted claims of amounts owed as a result of a television series which ceased production in November 1994.

During the year ended December 31, 1995, the Company, at the advice of counsel, entered into a settlement agreement with PSI's three major creditors to satisfy $250,000 of existing PSI liabilities. The Company has also agreed to satisfy liabilities to other creditors of PSI, at December 31, 1996 approximately $95,000 remained outstanding. No other liabilities are expected to be paid on behalf of PSI.

On March 6, 1995, the Company's Board of Directors approved a formal plan to discontinue the operations and settle the liabilities of PSI by liquidating the assets of PSI.



4.  Deferred Membership Revenues

Deferred membership revenues at December 31, 1996 are summarized as follows:


            Membership contracts sold to date which
               have not been fully paid                      $  83,705
            Less membership notes receivable                    47,819


                                                             $  35,886


The Company has contracted with a finance company for the management and collection of the notes receivable for which services it pays a nominal fee.


5.  Notes Receivable

Notes receivable are comprised of the following:

            Note receivable, interest at 12%,
            collateralized by all assets of the borrower,
            repaid January 1997                              $266,000
            Loan receivable Corporation (Note 6)              465,000
            Less allowance for doubtful accounts             (465,000)

                                                             $266,000

During 1996, the Company loaned $355,000 to a stockholder (the "Stockholder") (Note 9). In connection with the Company's loan and possible acquisition of an oil and gas development company (the "Corporation") (Note 6), the loan was forgiven in consideration for a finder's fee for the Stockholder's introduction of the Corporation as an acquisition candidate. The finder's fee is included in selling, general and administrative expenses in the accompanying Statement of Operations.

6. Investments

Princeton Media Group, Inc.(Affiliated Company)

During 1996, the Company purchased 1334 shares of preferred stock for $1.4 million, of Princeton Media Group, Inc., a company related by common directorship and management. The Company had a short-term note receivable from Princeton due upon demand, with interest accruing at prime (8.25% as of December 31, 1996). The note balance and related accrued interest was $6,975 an $83, respectively, as of December 31, 1996. Interest income on the note was $9,059 during 1996. During
1996, certain consultants to both the Company and Princeton had been compensated with common shares of Princeton. During 1996, the Company entered into an agreement with Princeton under which it repaid Princeton $101,767 (15% of the consulting services) through the surrender of 66 shares of its investment in the preferred stock. Princeton Media Group, Inc. operates a publishing and printing business that owns, publishes, and prints twenty-two periodicals that have national and international distribution. Each share of preferred stock entitles the Company to 4000 votes per share. Dividends are cumulative and accrue at 8% per annum. At December 31, 1996, accumulated dividends amounted to $35,901.

The preferred stock is convertible into common shares at $1000 per share at a conversion rate determined by dividing the aggregate value of the shares being converted, together with all accrued but unpaid dividends by the average stock price. The average stock price is defined as the lesser of 80% of the daily closing bid price of common shares for five consecutive days preceding the date of subscription or 65% of the average daily closing bid price of common shares for five consecutive days immediately preceding the date of conversion.

The Company accounts for this investment using the cost method.

It is the Company's intent to dispose of this investment in the near future. At December 31, 1996, the market value of the investment, if converted into common shares of Princeton, would approximate $1,300,000.

Oil and Gas Corporation

During 1996, pursuant to a letter of intent, the Company loaned $465,000 to a Texas start-up corporation (the "Corporation") with no history of operations and no profits to date, which explores, develops and produces oil and gas pursuant to a mineral lease on approximately 10,000 acres near Breckenridge, Texas. The letter of intent provides that the Company will fund the Corporation's operations pending the signing of a definitive stock purchase agreement providing for the Company to purchase 80% of the stock in the Corporation. The letter of intent further provides that if the parties are unable to come to a definitive agreement, the amounts provided by the Company will then constitute indebtedness which will be repaid with interest at prime plus 1.5% per annum, not to exceed 12% per annum. Although the letter of intent called for the execution of the definitive agreement on or before April 4, 1997, no such agreement has yet been completed. The Company is still attempting to negotiate the definitive stock purchase agreement with the Corporation. In view of the speculative nature of the Corporation's activities, management has provided an allowance for the amount loaned.


7.  Mortgage Note Payable

Mortgage note payable to a bank is collateralized by land in Ocala, Florida, bears interest at 9% and is payable in monthly payments of $5,650, including principal and interest to May 1997 with the balance due on June 2, 1997.



8.  Convertible Debentures

During 1996, the Company initiated private placements of convertible debentures to non-U.S. persons under Regulation S issued by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

The resulting gross proceeds from all the debentures sold were $3,842,800, $648,026 of which were paid in investment brokerage commissions and related fees. The debentures bear interest at 8% per year and are due March 28, 1998. They are convertible at any time beginning 45 days after issuance into common shares at a conversion price equal to the lower of:

      (a) 65% or 85% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date, or

      (b) 90% of the average closing bid price of the Company's common stock for the five business days immediately preceding the date of subscription of the debenture.

In March 1997, at a meeting of the Emerging Issue Task Force (EITF), the SEC expressed its views on the accounting for convertible debt with a nondetachable conversion feature where the conversion feature is "in the money" (that is, a conversion discount) at the date the security is issued.

The SEC believes that the conversion discount should be valued and recognized at the date of issue as additional paid-in capital. The value being determined is the difference between the conversion price and the quoted market price of the common stock into which the security is convertible, multiplied by the number of shares into which the security may be converted.

For debt securities, the value of the conversion discount and any related issue costs should be charged to interest expense from the date of issue to the date the security first becomes convertible. It is the SEC's view that the stated maturity of such debt is not substantive and therefore the conversion discount and related issue costs should be amortized over this relatively short period. Further, if the security is converted before the discount or issue costs are fully amortized, the unamortized portions of the discount or costs should be charged to interest expense in the period of conversion, rather than to additional paid-in capital as is the current practice.

Change in Method

In 1996, upon the issue of the 8% convertible debt securities, the Company had recognized the value of the discount ($1,936,119 in the manner now prescribed by the SEC)and was amortizing the discount and related issue costs over the term of the debt using the interest method. Upon conversion of the debt, the Company had charged shareholders' equity for any remaining unamortized discount and costs.

As a consequence of the above, in April 1997, the Company revised its method of accounting for the conversion discount and issue costs to conform with the SEC's position and wrote off all of the remaining discount and costs to the 1996 statement of operations. Also, the Company charged to 1996 operations the discount and cost originally charged to shareholders' equity on the conversion of debt during 1996. This resulted in a noncash writeoff of debt discount and debt issue costs of $2,584,145.




9.    Stockholders' Equity


Stock Splits

The Company has declared 1-for-5 and 1-for-50 reverse common stock splits effective August 3, 1995 and March 12, 1997, respectively. The loss-per-share calculation and all common share information contained in these financial statements have been retroactively adjusted to give effect to these stock splits.

Stock Option Plan

Under a 1992 stock option plan the Company is authorized to grant options and/or stock appreciation rights up to a maximum of 4,000 common shares to key employees, officers, directors and consultants of the Company at the discretion of the Board of Directors. There were no options outstanding under this plan at December 31, 1996 or 1995.

The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995: no dividend yield, volatility of 138%, risk-free interest rate of 5.9% and an expected life of three years. The Company made no grants of options to employees during 1996.

Issuance of Common Stock, Options and Treasury Stock

On June 30, 1995, the Company issued 16,000 shares of common stock at a price of $25 per share and 475,000 shares of Class A convertible
8% preferred stock at a price of $.21 per share as a part of a financing agreement with a stockholder (the "Stockholder") and its principal stockholder in order for the Stockholder to provide a loan to the Company in the amount of $200,000. As an additional part of the financing agreement, the Company issued to these parties an option to purchase 8,000 shares of common stock at an exercise price of $25 per share. The fair market value of the Company's common stock at the date of issuance of these shares and option was approximately $128.50 per share. The Company's Class A convertible 8% preferred stock was delisted by the National Association of Security Dealers in 1995 and therefore has no available current market value. The difference between the fair market value and the consideration received on the issuance of the shares and the option amounted to $2,484,372 and was recorded as interest expense in 1995.

The Company accepted notes from the Stockholder and its principal stockholder for the purchase of the common and preferred stock shares in the amount of $500,000.

During 1996 the Company repurchased 10,100 shares of common stock and 475,000 shares of the preferred stock through cancellation of the Stockholder notes. The transaction was recorded as a purchase of treasury stock. In addition, the stockholders returned 2,900 of the common stock options.

On June 30, 1995, the Company issued 2,000 shares of common stock to the officers of the Company in repayment of a note payable in the amount of $50,000. The officers of the Company also agreed to forego collection of accrued salaries in the amount of $138,350 ($85,850 related to 1994) and the cancellation of options to purchase 7,500 shares of common stock which were granted in 1995 in exchange for a vested three year option to purchase 4,000 shares of common stock at an exercise price of $25 per share for 2,000 shares and $125 per share for 2,000 shares. The FAS 123 weighted average fair value of the options
granted was $.32 per share.   The fair market value of the Company's
common stock at the date of issuance of these shares and option was approximately $128.50 per share. The difference between the fair market value and the consideration received on the issuance of the shares relating to the exchange of debt amounted to $207,031 and was recorded as interest expense, and the shares relating to the exchange of officers' salaries amounted to $214,063, of which $128,213 was recorded as salaries expense in 1995.

The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995: no dividend yield, volatility of 138%, risk-free interest rate of 5.9% and an expected life of three years. The Company made no grants of options to employees during 1996.

Under the provisions of FAS 123, the Company's net loss and loss per share would have remained as reported for 1996 and been increased to $5,434,186 and $237.81 per share, respectively, for 1995.

On June 30, 1995, the Company sold for cash 4,000 shares of common stock to an unrelated third party at a price of $25 per share.

Notes Receivable arising from Issuance of Common Stock

During 1996 the Company sold 140,000 shares of common stock to the Corporation in exchange for a $1,312,500 secured promissory note. The note bears interest at 12% per annum, matures on June 30, 1997 and is secured by all assets of the Corporation.

During 1996 the Company wrote off as uncollectible $250,174 of notes receivable arising from issuance of common stock in prior years.

Common Stock Warrants

At December 31, 1996, the Company had 31 common stock warrants outstanding with an exercise price of $1,180 per warrant. They expire in April, 1997.

Preferred Stock

In 1994, the Company completed a public offering of its securities. The offering was for 345,000 units consisting of 345,000 shares of $.01 par value Class A convertible 8% preferred stock and 690,000 Class A preferred stock purchase warrants. Each share of Class A preferred stock is convertible into 1/125 (2/5 of a share before the 50 to 1 1997 reverse common stock split) a share of the Company's common stock at the election of the holder at any time after January 27, 1995. The Class A preferred stock is redeemable (subject to certain conditions) at the discretion of the Company at a redemption price of $7.50 per share. The liquidation preference of Class A preferred stock is $5.00 plus the accrued and unpaid dividend to the payment date. The holder of each share of Class A preferred stock has voting rights equal to 1/125 of a share of common stock. The arrearage of cumulative dividends is $8.89 per share. The Class A preferred stock purchase warrants are detachable from the Class A preferred stock and entitle each holder to purchase one share of Class A preferred stock at an exercise price of $6 per share through January 1997. As described above, the company repurchased 475,000 shares of preferred stock as part of a settlement of a $500,000 stock subscription receivable that was outstanding as of December 31, 1995.

Preferred Stock Dividends

Beginning on January 1, 1995 the holders of the Class A preferred stock will receive a cumulative dividend on January 1 of each year of 8% of the redemption value of the preferred stock, if dividends are declared by the Board of Directors. Such dividends, whether declared or not, will be paid in the event of a partial or complete liquidation of the Company, any redemption of preferred stock or upon the conversion of preferred stock to common stock. At December 31, 1996, cumulative Dividends in arrears aggregate approximately $675,150, and at December 31, 1995 $321,175.


Preferred Stock Warrants

At December 31, 1996, the Company had 876,000 Class A preferred stock purchase warrants outstanding. The warrants entitle each holder to purchase one share of Class A preferred stock at an exercise price of $6 per share through January 1997.

In connection with the Company's 1994 preferred stock offering, 30,000 unit purchase warrants were issued to the underwriter of the public offering. The unit purchase warrants are exercisable into 30,000 stock and 60,000 Class A preferred stock purchase warrants. None of the preferred stock purchase warrants have been exercised as of December 31, 1996.

Common Stock Issued as Payment on Consulting Agreements and Rents

During 1996, the Company entered into certain consulting agreements. In consideration for their services, the consultants were issued 9,460 shares of common stock and 2,000 common stock options. The Company charged the fair value of these shares and options, $1,016,030, to 1996 operations.

During 1995, the Company issued 16,700 shares of common stock (835,000 shares before the 1997 reverse stock split) for total consideration of $692,500 as a part of consulting services rendered to the Company. The fair market value of the shares of common stock at the date of issuance was $2,204,515. The difference between the fair market value and the consideration received on the issuance of these shares amounted to $1,512,015 and was recorded as consulting services expense.

The consultants were engaged to assist the Company in identifying various business acquisitions, including the Corporation. In addition certain consultants provided services related to public relations and business strategies.

During 1995, the Company's landlord was granted the right to receive 600 shares of common stock (30,000 shares before the 1997 reverse stock split) in consideration for past rent. The fair market value of the Company's common stock at that date was $137.50 per share.
Accordingly, the Company recorded $82,500 in additional rent expense for 1995. The 600 shares were issued in 1996.


Shares Reserved

At December 31, 1996, the Company has reserved common stock for future issuance as follows:

            Stock option plan                                      4,000
            Other options                                         19,100
            Common stock warrants                                     31

          Convertible preferred stock and
               related purchase warrants                          10,600

                                                                  33,731



10.  Income Taxes

The Company provides pre income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The components of the net deferred tax assets consist of the following:

                                                                  1996
             Deferred tax assets:
               Net operating loss carryforwards             $4,540,664
               Bad debts                                       182,345
               Amortization                                    176,777
               Non-deductible compensation from
                 stock options                                  83,942
               Depreciation                                      3,612
               Consulting fees paid with stock options          34,240
               Rent paid with stock options                     20,587


             Gross deferred income tax assets                5,042,167
             Valuation allowance                            (5,042,167)



             Net deferred income tax assets                 $    -


The change in the valuation allowance for deferred tax assets was an increase of $1,437,411 during 1996.

The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

            Year ended December 31,                     1996         1995

            Federal income taxed at statutory rates   (34.0%)      (34.0%)

            Losses without tax benefits                34.0%        34.0%

            Income taxes at effective rates               0%           0%



Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2011, of approximately $11,579,000 are available at December 31, 1996 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions during the year (Notes 8 & 9), these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $4,541,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

11.  Supplemental Cash Flow Information

            Year ended December 31,                           1996        1995


            Cash paid for interest                        $ 42,684      $ 54,200

            Noncash financing and investing activities:
              Purchase of treasury stock in settlement
                of notes receivable                        500,000          -
              Conversion of convertible debentures
                into common stock                          772,800          -
              Note receivable from issuance of
                preferred and common stock               1,312,500       792,174


12.  Commitment and Contingencies

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

13. Fourth Quarter Adjustments

During the fourth quarter of 1996, the Company recorded the following adjustments:

                                                                   1996

          Interest expense associated with the
            convertible debentures payable                  $   135,000
          Discount on conversion price of
            convertible debentures recorded
            as interest expense (Note 8)                      1,936,119
          Loan costs associated with the
            above debentures recorded as
            interest expense(Note 8)                            648,026
          Write off of note receivable
            as a finder's fee (Note 5)                          355,000
          Bad debt expense from write-off of notes
            receivable from issuance
            of common stock                                     250,174
          Write-off of accounts receivable from
            affiliate in exchange for business
            expense reimbursement                               225,881

                                                             $3,550,200