Form 10QSB
period 1997-03-31
CELEBRITY ENTERTAINMENT INC
filed 1997-05-16
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of May 12, 1997 was 402,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]



                              CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 1997


                                      INDEX
                                                          Page Number


PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Unaudited Balance Sheet

                  Unaudited Statement of Operations

                  Unaudited Statement of Cash Flows

                  Unaudited Statement of Stockholders  Equity

                  Notes to Unaudited Financial Statements

      Item 2.     Management s Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 2.     Changes in Securities

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES



                                Celebrity Entertainment, Inc.

                                       Balance Sheet


                                       March 31, 1997
                                         (Unaudited)

                                              Assets

            Current assets:
             Cash and cash equivalents                              $    61,008
             Prepaid expenses                                               273
             Accounts receivable                                          3,324
             Notes receivable                                            25,530

                  Total current assets                                   90,135

            Property and equipment
             Land                                                       670,780
             Buildings and improvements                               2,881,393
             Equipment                                                  156,917
             Furniture and fixtures                                      56,782

                   Total                                              3,765,872

            Less accumulated depreciation and amortization              672,552

                   Net                                                3,093,320

            Other assets:

             Investment in affiliated company                         1,298,234
             Investment in joint venture, net of allowance              330,125

            Total assets                                            $ 4,811,814


   See accompanying notes to the financial statements.



                                  Celebrity Entertainment, Inc.

                                         Balance Sheet

                                         March 31, 1997

                                           (Unaudited)


                               Liabilities and Stockholders' Equity

            Current liabilities:
             Accounts payable                                         $ 195,802
             Accrued expenses                                           172,937
             Deferred membership revenues                                36,982
             Mortgage note payable                                      422,275

                  Total current liabilities                             827,996

            Convertible debentures                                    3,010,000

                  Total liabilities                                   3,837,996

            Stockholders' equity:
             Preferred stock, $.01 par value; 2,000,000 shares
              authorized
                Designated class A 8% convertible;
                 1,525,000 shares designated,
                 1,064,000 shares issued                                 10,640
             Common stock, $.0001 par value; 25,000,000 shares
              authorized, 397,690 shares issued                              40
             Additional paid-in capital                              19,619,604

             Accumulated deficit                                    (16,843,966)
             Less treasury stock, 10,100 shares common
             and 475,000 shares preferred, at cost                     (500,000)



            Less stock subscriptions receivable                      (1,312,500)

                  Total stockholders' equity                            973,818


            Total liabilities and stockholders' equity              $ 4,811,814

       See accompanying notes to the financial statements.




                                         Celebrity Entertainment, Inc.

                                           Statements of Operations

                                                 (Unaudited)

            Three months ended March 31,                              1997            1996


            Revenues:
                  Resort membership sales                      $    38,684      $   21,416
                  Resort operations                                 48,258          49,500

                  Total revenues                                    86,942          70,916

            Selling, general and administrative expenses           618,493         456,791

                  Operating loss                                  (531,551)       (385,875)

            Other income (expenses):
                  Interest income                                    6,507             692
                  Interest expense                                  (9,439)         (1,908)

                 Total other income(expenses)                       (2,932)         (1,216)
            Net loss                                              (534,483)       (387,091)



            Per common share:
               Net loss                                       $      (1.57)   $      (7.61)

            Weighted average number of
              common shares outstanding                            340,690          50,879

                  See notes to the financial statements.
















                                                          Celebrity Entertainment, Inc.
                                                       Statements of Stockholders' Equity
                                                                 (Unaudited)


                                                                                              Treasury Stock           Additional
                                        Preferred Stock         Common Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares    Amount         Shares    Shares     Amount     Capital


Balance, January  1, 1997          1,064,000  $ 10,640       304,408    $  30        10,100     475,000  $ 500,000   $  19,427,154

Sale of common stock                    -         -           50,000        5           -           -          -            77,495

Common stock issued in payment
   of consulting fees                   -         -           40,000        5           -           -          -           104,955

Conversion of debentures into
   common stock                         -         -            3,282        -           -           -          -            10,000

Net loss                                -         -             -           -           -           -          -               -

Balance at March 31, 1997          1,064,000  $ 10,640       397,690    $  40        10,100     475,000  $ 500,000   $  19,619,604




                                                              Accumulated                  Stock Subscriptions
                                                              Deficit                      Receivable



Balance, January  1, 1997                                  $ (16,309,483)                   $ (1,312,500)

Sale of common stock                                                -                               -

Common stock issued in payment
   of consulting fees                                               -                               -

Conversion of debentures into
   common stock                                                     -                               -

Net loss                                                        (534,483)                           -

Balance at March 31, 1997                                  $ (16,843,966)                   $ (1,312,500)

 See accompanying notes to the financial statements.













                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows
                                                      (Unaudited)
                                                                                  Unaudited

          Three months ended March 31,                                     1997              1996

          Cash flows from operating activities:
             Net loss                                                $   (534,483)     $   (387,091)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization                                31,710            28,980
              Stock issued in payment of finder's fee for debt             78,680           202,387
              Stock issued in payment of consulting fees                  103,780              -

             Change in current assets and liabilities:
              Prepaid expenses and accounts receivable                    244,204          (10,945)
              Other assets                                                      -             (273)
              Accounts payable and accrued expenses                        32,563          (43,102)
              Deferred membership revenues                                  1,096            3,868


           Net cash used for operating activities                         (42,450)        (206,176)


           Cash flows from investing activities:
             Purchase of property and equipment                            (3,416)          (3,957)
             Investment in joint venture                                 (330,125)             -

            Net cash used for investing activities                       (333,541)          (3,957)

            Cash flows from financing activities:
             Repayment of loan payable                                     (7,511)          (6,707)
             Repayments of notes payable                                     -            (222,929)
             Notes receivable from the issuance of common stock              -            (275,167)
             Proceeds from the sale of common stock                          -             823,843

            Net cash (used in) provided by financing activities            (7,511)         319,040
            Increase in cash and cash equivalents                        (383,502)         108,907

            Cash and cash equivalents, beginning of period                444,510           11,252


            Cash and cash equivalents, end of period                    $  61,008      $   120,159


            Supplemental disclosure of cash paid for:

             Interest                                                   $   9,439      $     1,908
             Income taxes                                                    -                 -

            See accompanying notes to the financial statements.






                             CELEBRITY ENTERTAINMENT, INC.
                             NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three-months ended March 31, 1997 and 1996. The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1996 Form 10-KSB and any amendments thereto.

2.    Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.


Item 2.  Management's Discussion and Analysis

The following discussion includes forward-looking statements, including, but not limited to, the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending on a variety of factors.

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

Results of Operations

Three-month Period Ended March 31, 1997 Compared to Three-month Period Ended March 31, 1996

      Revenues for the three-month period ended March 31, 1997 amounted to $86,942 compared to $70,916 for the three-month period ended March 31, 1996, reflecting an increase of $16,026. Revenues are comprised of memberships paid in full, dues and resort operations. The increase in revenues reflected for the three-month period ended March 31, 1997 is a result of improved marketing and use of the Company's resort facilities.

      Selling, general and administrative expenses were $618,493 for the three months ended March 31, 1997 compared to $456,791 for the three-month period ended March 31, 1996, representing an increase of $161,702. The increase is due principally to expenses related to business acquisitions .

      During the three-month period ended March 31, 1997, $9,439 in interest expense was charged to operations compared to $1,908 charged to interest expense for the three-month period ended March 31, 1996, reflecting an increase of $7,531.

      Net loss for the three-month period ended March 31, 1997 was $534,483, which represents an increase of $147,392 above the net loss of $387,091 for the three-month period ended March 31, 1996. The increase is due principally to expenses related to business acquisitions.

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

      Cash decreased $383,502 to $61,008 at March 31, 1997 from $444,510 at
December 31, 1996. Net cash used for operating activities was $42,450 during the three-month period ended March 31, 1997 compared to cash used for operating activities of $206,176 during the three-month period ended March 31, 1996. The reduction was primarily due to collection of a receivable of approximately $244,000.

Investing Activities

      During the three-month period ended March 31, 1997, there was $333,541 used for investing activities, compared with $3,957 used for investing activities during the three-month period ended March 31, 1996. The increase was primarily due to additional investment in a joint venture of $330,125.

Financing Activities

      During the three-month period ended March 31, 1997, net cash used in financing activities was $7,511 for payment on loans, representing a decrease of $326,551 below net cash provided by financing activities of $319,040 during the three-month period ended March 31, 1996 consisting of proceeds of $823,843 on sale of common stock less debt repayment of $504,803.

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

Management Plans

As shown in the accompanying financial statements, the Company has experienced operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $16,843,966 at March 31, 1997. During the three-month period ended March 31, 1997, the Company generated revenues from resort operations of $86,942; however, it incurred a net loss of $534,483 and has negative working capital of $737,861. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the current year and beyond include:

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







PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.

None.

(b)   Reports on Form 8-K.

The Company filed one report on Form 8-K during the quarter ended March 31, 1997, reporting the issuance of certain shares of common stock pursuant to Regulation S. No financial statements were filed with the report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 1997
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President