Form 10QSB
period 1997-06-30
CELEBRITY ENTERTAINMENT INC
filed 1997-08-19
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. YES
[X]  NO  [  ]

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of August 15, 1997 was 402,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]


















                          CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended June 30, 1997


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

      Item 2.     Management s Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 2.     Changes in Securities

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                       Celebrity Entertainment, Inc.

                              Balance Sheet

                              June 30, 1997

                              (Unaudited)


                                 Assets

Current Assets:
 Cash                                                           $    438,306
 Accounts receivable                                                  11,278
 Notes Receivable                                                     37,627

     Total current assets                                            487,211

Property and equipment
 Land                                                                670,780
 Buildings and improvements                                        2,885,593
 Equipment                                                           157,393
 Furniture and fixtures                                               57,400

      Total                                                        3,771,166

Less accumulated depreciation and amortization                       705,499

      Net                                                          3,065,667

Other assets:

 Investment in affiliated company                                    898,861
 Investment in joint venture, net of allowance                       430,125

Total assets                                                     $ 4,881,864

See accompanying notes to the financial statements.



                        Celebrity Entertainment, Inc.

                              Balance Sheet

                              June 30, 1997

                               (Unaudited)



                     Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   187,178
 Accrued expenses                                                    201,979
 Advances                                                            620,000
 Deferred membership revenues                                         40,512
 Mortgage note payable                                               419,910

    Total current liabilities                                      1,469,579

Convertible debentures                                             2,964,925

    Total liabilities                                              4,434,504

Stockholders' equity:
 Preferred stock, $0.01 par value:
   2,000,000 shares authorized
   Designated as Class A 8% Convertible:
    1,525,000 shares designated;
    1,064,000 shares issued                                           10,640
 Common stock, $0.0001 par value:
    25,000,000 shares authorized;
    402,690 shares issued                                                 40
 Additional paid-in capital                                       19,624,603

 Accumulated deficit                                             (17,375,423)
 Less treasury stock, 10,100 shares common
 and 475,000 shares preferred, at cost                              (500,000)

Less stock subscriptions receivable                               (1,312,500)

    Total stockholders' equity                                       447,360

Total liabilities and stockholders' equity                       $ 4,881,864

See accompanying notes to financial statements.


                                 Celebrity Entertainment, Inc.

                                      Statement of Operations

                         For the Six Months Ended June 30, 1997 and 1996

                                       (Unaudited)


                                         Three Months Ended              Six Months Ended
                                               June 30,                      June 30,
                                           1997          1996            1997         1996
Revenues:
    Resort membership sales         $    22,003     $     943     $    60,687   $   27,446
    Resort operations                    15,182        26,646          63,440       71,058
    Forgiveness of debt                   3,221        24,186           3,221       24,186

    Total revenues                       40,406        51,775         127,348      122,690


Selling, general & administrative       560,618     1,396,102       1,179,111    1,871,307

    Operating profit (loss)            (520,212)   (1,344,327)     (1,051,763)  (1,748,617)

Other income (expenses):
    Interest income                       1,486         6,678           7,993        7,371
    Interest expense                    (12,731)      222,769         (22,170)     220,861

    Total other income (expenses)       (11,245)      229,447         (14,177)     228,232

Net loss                               (531,457)   (1,114,880)     (1,065,940)  (1,520,385)


Per common share:

    Net loss per common share            $(1.43)        $(0.36)        $(2.87)      $(0.50)
    Weighted average number of
        common shares outstanding       371,088      3,063,495        371,088     3,063,495

                             See accompanying notes to the financial statements.







                      Celebrity Entertainment, Inc.

                        Statement of Cash Flows


                                                         Unaudited

Six months ended June 30,                            1997            1996
Cash flows from operating activities:
 Net loss                                        $(1,065,940)    $(1,520,385)
   Adjustments to reconcile net loss to net
   cash used for operating activities:                  -          3,319,572
   Depreciation and amortization                      64,656            -
   Stock issued in payment of finder's fee for debt   78,680            -
   Stock issued in payment of consulting fees         63,702            -

 Change in current assets and liabilities:              -          2,408,082
   Prepaid expenses and accounts receivable          224,426            -

   Accounts payable and accrued expenses             672,981            -
   Deferred membership revenues                        4,625            -

Net cash used for operating activities                43,130      (4,207,269)


Cash flows from investing activities:
   Purchase of property and equipment                 (8,706)         13,996
   Investment in joint venture                       (30,752)           -

Net cash used for investing activities               (39,458)         13,996

Cash flows from financing activities:
   Increase (decrease) in notes payable                 -           (278,924)
   Additions (payments) of long-term debt             (9,876)      3,714,563
   Proceeds from the sale of common stock               -          4,203,750

Net cash provided by financing activities             (9,876)      7,639,389

Increase in cash and cash equivalents                 (6,204)      3,446,116

Cash and cash equivalents, beginning of period       444,510          11,252

Cash and cash equivalents, end of period        $    438,306     $ 3,457,368

Supplemental disclosure of cash paid for:

Interest                                        $     22,170     $     3,816
Income taxes                                            -               -

See accompanying notes to financial statements.









                                      Celebrity Entertainment, Inc.

                                    Statement of Shareholders' Equity

                                     Six Months Ended June 30, 1997


                                               Unaudited





                                                                                                    Additional
                                                                           Treasury   Stock            Paid-In
                                Preferred Stock        Common Stock     Common  Preferred  Amount      Capital
                               Shares     Amount     Shares    Amount   Shares


Balance at January 1, 1997     1,064,000  $10,640     304,408   $ 30   10,100   475,000  $ 500,000   $19,427,154

Sale of common stock                -         -        50,000      5      -         -          -          77,495

Common stock issued in payment      -         -        45,000      5      -         -          -         109,954
    of consulting fees

Conversion of debentures into       -         -         3,282     -       -         -          -          10,000
     common stock

Net loss                            -         -          -        -       -         -          -            -

Balance at June 30, 1997       1,064,000  $10,640     402,690    $40  $10,100   475,000   $500,000   $19,624,603

                     See accompanying notes to financial statements.



                             CELEBRITY ENTERTAINMENT, INC.
                             NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1996 Form 10-KSB and any amendments thereto.

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

Results of Operations

Six-month Period Ended June 30, 1997 Compared to Six-month Period Ended June 30, 1996

      Revenues for the six-month period ended June 30, 1997 amounted to $127,348 compared to $122,960 for the six-month period ended June 30, 1996, reflecting an increase of $4,388. The increase in revenues reflected for the six-month period ended June 30, 1997 is a result of improved marketing and use of the Company's resort facilities.

      Selling, general and administrative expenses were $1,179,111 for the six months ended June 30, 1997 compared to $1,871,307 for the six-month period ended June 30, 1996, representing a decrease of $692,196. The decrease is due principally to a reduction in fees related to the sale of the Company's securities.

      During the six-month period ended June 30, 1997, $22,170 in interest expense was charged to operations compared to $220,861 charged to interest expense (as a reduction of expense) for the six-month period ended June 30, 1996, reflecting an increase of $243,031. The increase is a result of an accounting adjustment related to an overpayment of a prior-period account.

      Net loss for the six-month period ended June 30, 1997 was $1,065,940, which represents a decrease of $454,445 above the net loss of $1,520,385 for the six-month period ended June 30, 1996. The increase is due principally to the reduction in costs associated with issuance of the Company's securities.

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

      Cash increased $427,054 to $438,306 at June 30, 1997 from $11,252 at
December 31, 1996. Net cash provided by operating activities was $43,130 during the six-month period ended June 30, 1997 compared to cash used for operating activities of $4,207,269 during the six-month period ended June 30, 1996. The increase in cash provided was primarily due to improved operations and a reduction in expenses related to sale of the Company's securities.

Investing Activities

      During the six-month period ended June 30, 1997, there was $39,458 used for investing activities, compared with $13,996 provided by investing activities during the six-month period ended June 30, 1996. The increase was primarily due to additional investment in a joint venture of $430,125.

Financing Activities

      During the six-month period ended June 30, 1997, net cash used in financing activities was $9,876 for payment on loans, representing a decrease of $7,649,265 below net cash provided by financing activities of $7,639,389 during the six-month period ended June 30, 1996. The decrease is a result of sales of the Company's securities in 1996 which did not occur during 1997.

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

Management Plans

     As shown in the accompanying financial statements, the Company has experienced operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $17,375,423 at June 30, 1997. During the six-month period ended June 30, 1997, the Company generated revenues from resort operations of $127,348 however, it incurred a net loss of $1,065,940. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Acquiring assets and operations of one or more entities for which the Company has been in negotiation with the expectation that such business combination, if completed, would provide additional cash flow and net income; and

Realizing a return of the Company's investment through the sale of its interest in a joint venture.


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



PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.

None.

(b)   Reports on Form 8-K.

The Company filed one report on Form 8-K during the quarter ended June 30, 1997, which report was dated April 29, 1997, reporting the resignation of the Company's independent auditors. No financial statements were filed with the report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 1997
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                                  J. William Metzger
                                                  Executive Vice President
                                                  Chief Financial Officer