Form 10QSB
period 1997-09-30
CELEBRITY ENTERTAINMENT INC
filed 1997-11-19
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of November 19, 1997 was 262,690.
Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]












                           CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended September 30, 1997
                                   (Unaudited)


                                      INDEX
                                                          Page Number

PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Balance Sheet

                  Statement of Operations and
                     Changes in Accumulated Deficit

                  Statement of Cash Flows

                  Notes to Unaudited Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 2.     Changes in Securities

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                       Celebrity Entertainment, Inc.
                              Balance Sheet
                           September 30, 1997

                              (Unaudited)

                                 Assets
Current Assets:
 Cash                                                           $    160,208
 Prepaid expenses                                                      2,500
 Accounts receivable                                                  11,278
     Total current assets                                            173,986

Property and equipment:
 Land                                                                670,780
 Buildings and improvements                                        2,885,592
 Equipment                                                           157,805
 Furniture and fixtures                                               58,227
     Total                                                         3,772,404
 Less: accumulated depreciation and amortization                   ( 735,189)

     Total property and equipment, net                             3,037,215

Other assets:   Investment in joint venture                        1,102,221

Total assets                                                     $ 4,313,422

                    Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                $   245,635
 Accrued expenses                                                    526,767
 Deferred membership revenues                                         42,365
 Notes payable                                                        89,693
 Mortgage note payable                                               419,910
 Due to affiliate                                                     70,150
    Total current liabilities                                      1,394,520

Convertible debentures                                             2,851,925

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued              10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (17,755,806)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                        66,977

Total liabilities and stockholders' equity                       $ 4,313,422

See accompanying notes to financial statements.

                                   Celebrity Entertainment, Inc.

                  Statements of Operations and Changes in Accumulated Deficit

                                       (Unaudited)


                                       Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                         1997          1996            1997         1996
Revenues:
    Resort sales                  $    15,262     $   1,372     $    75,949    $  28,818
    Resort operations                  16,831        46,534          80,270      117,592
    Forgiveness of debt                  -             -              3,221       24,186

      Total revenues                   32,093        47,906         159,440      170,596



Selling, general & administrative     490,744       522,049       1,669,855    2,393,356

    Operating income (loss)          (458,651)     (474,143)     (1,510,415)  (2,222,760)

Other income (expense):
    Interest income                     1,491        58,748           9,485       66,120
    Dividend income                    86,802             -          86,802            -
    Interest expense                  (10,025)      (18,924)        (32,195)     201,937

    Total other income                 78,268        39,824          64,092      268,057

Net loss                             (380,383)     (434,319)     (1,446,323)  (1,954,703)

Accumulated deficit -
   beginning of period            (17,375,423)  (11,583,819)    (16,309,483) (10,063,435)
Accumulated deficit -
   end of period                 $(17,755,806) $(12,018,138)   $(17,755,806)$(12,018,138)




Per common share:

    Net loss per common share          $(1.05)       $(0.12)         $(3.93)      $(0.55)

    Weighted average number of
        common shares outstanding     361,603     3,530,226         367,891    3,530,226


See accompanying notes to the financial statements.

                         Celebrity Entertainment, Inc.

                           Statement of Cash Flows
                                  Unaudited

                                         For the Nine Months Ended September 30,
                                                      1997            1996

Cash flows from operating activities:
 Net loss                                        $(1,446,323)    $(1,954,704)
   Adjustments to reconcile net loss to net
   cash used for operating activities:                  -             85,360
     Depreciation and amortization                    94,345            -
     Stock issued in payment of finder's fee
       for debt                                       78,680            -
     Stock issued in payment of consulting fees      108,780            -

 Change in current assets and liabilities:              -         (4,364,890)
   (Increase) decrease in:
     Prepaid expenses and accounts receivable        (6,447)           -
     Notes receivable                               266,000            -
   Increase (decrease) in:
      Note payable                                   425,817            -
      Accounts payable and accrued expenses           90,226            -
      Deferred membership revenues                     6,479
      Due to affiliate                                70,129            -

Net cash used in operating activities               (312,314)     (6,234,234)

Cash flows from investing activities:
   Purchase of property and equipment                 (9,947)        (41,240)
   Investment in stock                                  -         (1,400,000)
   Investment in joint venture                    (1,102,221)           -
   Proceeds on redemption of stock                 1,253,180            -

Net cash (used in) provided by
     investing activities                           141,012      (1,441,240)

Cash flows from financing activities:
   Payments on notes payable                            -           (277,589)
   Proceeds from notes receivable                       -            500,000
   Payments on long-term debt                           -            (27,697)
   Proceeds from the issuance of debentures             -          3,794,300
   Proceeds from the sale of common stock               -          4,093,186
   Settlement of convertible debentures             (113,000)           -

Net cash (used in) provided by
      financing activities                          (113,000)      8,082,200

Increase (decrease) in cash and cash equivalents    (284,302)        406,726

Cash and cash equivalents, beginning of period       444,510          11,252

Cash and cash equivalents, end of period        $    160,208     $   417,978


See accompanying notes to financial statements.


                         Celebrity Entertainment, Inc.

                           Statement of Cash Flows

(Continued)

Supplemental disclosures of cash flow information:

Interest                                        $     32,195     $    18,924
Income taxes                                            -               -

Noncash investing and financing activities:

Stock issued in payment of finder's fee
   for debt                                     $     94,345     $         -
Stock issued in payment of consulting fees      $    108,780     $         -


On November 5, 1996, the Company issued 140,000 shares of common stock for a note receivable in the amount of $1,312,500 in conjunction with the development of oil and gas interests in a joint venture agreement. On September 3, 1997, in a settlement agreement with the holder of the note, the note and the shares of common stock were canceled.


See accompanying notes to financial statements.




                             CELEBRITY ENTERTAINMENT, INC.
                             NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1996 Form 10-KSB and any amendments thereto.

2.    Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.

3.    Changes in Preferred and Common Shares

Changes in preferred shares and treasury stock for the nine months ended September 30, 1997, were as follows:

                                  Preferred Stock           Treasury Stock
                                  Shares    Amount   Common   Preferred   Amount

Balance at January 1, 1997     1,064,000   $10,640   10,100   475,000   ($500,000)

Changes                                -         -        -         -           -

Balance at September 30, 1997  1,064,000   $10,640   10,100   475,000   ($500,000)


Change in common stock and additional paid in capital for the nine month period ended September 30, 1997 was as follows:

                                              Common stock         Additional
                                             Shares  Amount     Paid In Capital

Balance at December 31, 1996                 304,408    $30       $19,427,154

Sale of common stock                          50,000      5            77,495
Issuance for consulting fees                  45,000      5           109,954
Conversion of debentures
   into common stock                           3,282      -            10,000
Settlement in joint venture
   cancellation of $1,312,500
   note securing stock                      (140,000)   (14)      ( 1,312,486)
Balance at September 30, 1997                262,690     26       $18,312,117



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

Results of Operations

Nine-month Period Ended September 30, 1997 Compared to Nine-month Period Ended September 30, 1996:

      Revenues from resort operations, net of forgiveness of debt, amounted to $156,219 for the nine-month period ended September 30, 1997 compared to $146,410 for the nine-month period ended September 30, 1996, reflecting an increase in operations of $9,809 or seven percent. Total revenues for the nine-month period ended September 30, 1997 amounted to $159,440 compared to $170,596 for the nine-month period ended September 30, 1996, reflecting a decrease of $11,156. The decrease in revenues reflected for the nine-month period ended September 30, 1997 is a combined result of an increase in resort operation revenues, offset by a decrease in forgiveness of debt.

      Selling, general and administrative expenses were $1,669,855 for the nine months ended September 30, 1997 compared to $2,393,356 for the nine-month period ended September 30, 1996, representing a decrease of $723,501. The decrease is due principally to a reduction in fees related to the sale of the Company's securities.

      During the nine-month period ended September 30, 1997, $32,195 in interest expense was charged to operations compared to an adjustment reducing interest expense to a positive balance (effectively interest income)of $201,937 for the nine-month period ended September 30, 1996, reflecting an increase in net expense of $234,132. The increase is a result of the accounting adjustment made in 1996 which was related to an overpayment during a previous period.

      Net loss for the nine-month period ended September 30, 1997 was $1,446,323, which represents a decrease in loss of $508,380 from the net loss of $1,954,703 for the nine-month period ended September 30, 1996. The decrease in loss is due principally to the reduction in costs associated with issuance of the Company's securities.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

      The revised marketing and sales approach, initiated in 1995 and continued through 1996 and 1997 in response to changing interests of the public away from memberships and in favor of destination and special interest resort amenities, has resulted in an increase in cash flows from operations for the current year, a trend which is expected to continue in future years.

      Cash decreased by $284,302 to $160,208 at September 30, 1997 from $444,510 at December 31, 1996. Net cash used for operating activities was $312,314 during the nine-month period ended September 30, 1997 compared to cash used for operating activities of $6,234,234 during the nine-month period ended
September 30,1996. The increase in cash provided was primarily due to improved operations and a reduction in expenses related to sale of the Company's securities.

Investing Activities

      During the nine-month period ended September 30, 1997, there was $141,012 provided by investing activities, compared with $1,441,240 used for investing activities during the nine-month period ended September 30, 1996. The decrease of $1,582,252 was primarily due to the redemption of an investment in stock and related dividends as well as the investment in the oil & gas joint venture in 1997, compared to the investment in investing activities through the purchase of certain securities of an entity related through common directorship and for office and Resort maintenance equipment during 1996.

Financing Activities

      During the nine-month period ended September 30, 1997, net cash used in financing activities was $113,000, which is the result of settlement for a portion of the convertible debentures outstanding, representing a decrease of $8,195,200 from net cash provided by financing activities of $8,082,200 during the nine-month period ended September 30, 1996. The decrease is a result of sales of the Company's securities in 1996 which did not occur during 1997.

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

Management Plans

     As shown in the accompanying financial statements, the Company has experienced operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $17,755,806 at September 30, 1997. During the nine-month period ended September 30, 1997, the Company generated net revenues from resort operations of $156,219, representing a seven percent increase over the same period in 1996. It incurred a net loss of $1,510,415. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the current year and beyond include:

Continuing to complete the development of the Resort Property during the 1997-98 resort seasons. The additional facilities that will be provided by such improvements are expected to enhance the operating revenue and cash flow of the Resort facilities. The Company will require a minimum of an additional $75,000 to complete the development;

Refinancing the Company's mortgage note with the possibility of obtaining additional funds for working capital from the new mortgage loan. The Company has received a lender's commitment for a secured loan and anticipates a closing of the refinancing by year end;

Arranging with a company (related through common directorship) to provide funds on a monthly basis as a loan, collateralized by the preferred stock which the Company owns in such company, or the sale of such stock to provide working capital and investment capital for the funding of a business combination. Such provision has been effected and all preferred stock has been redeemed as of the date of this filing;

Acquiring assets and operations of one or more entities for which the Company has been in negotiation with the expectation that such business combination, if completed, would provide additional cash flow and net income. The Company has identified, through the engagement of industry specialists, a group of such companies in the broadcast media industry and expects to proceed with negotiations for acquisition of such group;

Completing a settlement agreement with all debenture holders on terms that are arranged in such amounts and on such schedules that the Company will be able to substantially reduce its debenture-related debt and secure its plans for business restructuring;

Realizing a return of the Company's investment through the sale of its interest in a joint venture. Solicitations and offers have been in negotiation toward sale and recovery of such investment.

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


PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings.

     The Company is a party to a legal proceeding brought by AmSouth Bank on or about September 1, 1997, against the Company and Celebrity Fish Camp, Inc., et al., seeking to foreclose on property of the Company based on an alleged default in promissory note payments secured by a mortgage on the Company's real property. The proceeding is pending in the Circuit Court of the Fifth Judicial Circuit, in and for Marion County, Florida, Civil Division.
Currently a motion to dismiss brought by the Company, based on technical errors in the plaintiff's filing, is pending.

     The Company's promissory note owed to AmSouth became due and payable in full on May 7, 1997, and the Company has not yet made that payment, due to unanticipated delays in obtaining refinancing of the loan. The Company has received a lender's commitment for a secured loan and anticipates a closing of the refinancing by year end. At the time of closing of the refinancing, AmSouth will be satisfied in full out of the new loan proceeds, and the legal proceeding will be withdrawn.

Item 5.    Other Information.

     On May 5, 1997, subsequent to a hearing before a Nasdaq Listing Qualifications Panel, the Company's common stock was delisted from the Nasdaq Stock Market. The Company is eligible to reapply for listing and plans to do so at such time as it meets the initial listing criteria for the Nasdaq Smallcap Market. The Company's common stock is not currently traded or quoted on any exchange or quotation system.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit 10.1. Settlement Agreement among the Company, Energex Oil, Inc.; Douglas Ross Pedrie; First American of Breckenridge, Inc.; David A. Jakobot; and Rhonda Salters Jakobot, dated September 3, 1997.

(b)   Reports on Form 8-K.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 1997
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                                  J. William Metzger
                                                  Executive Vice President
                                                  Chief Financial Officer