Form 10QSB/A
period 1997-09-30
CELEBRITY ENTERTAINMENT INC
filed 1997-11-24
CIK 831671

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB/A


                                     AMENDED

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

                                   FORM 10-QSB/A

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

Other assets:   Investment in joint venture                        1,102,221

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


      The Company is a party to a legal proceeding brought by Maslo Fund Ltd., Walsh Investments Limited and Madison Trading, Inc. on July 18, 1997 in the Supreme Court of the State of New York, County of New York, seeing $715,000 in damages plus interest and costs. The suit alleges defaults on convertible debentures issued by the Company to the plaintiffs in the original aggregate principal amount of $750,000. Management believes the Company has several valid defenses to the claim based on the Company's history of interest and principal payments on the debentures, and actions of the plaintiffs which management believes contributed to the delisting of the Company's common stock. The parties are currently negotiating a settlement agreement, the principal terms of which have been verbally agreed to. Management anticipates a settlement by year end.


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

None.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 24, 1997

                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                                  J. William Metzger
                                                  Executive Vice President
                                                  Chief Financial Officer