Form 10KSB
period 1997-12-31
CELEBRITY ENTERTAINMENT INC
filed 1998-04-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act as of December 31, 1997: Common Stock, $0.0001 par value per share.

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

State issuer's revenues for its most recent fiscal year. $257,735.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 13, 1998 was approximately $-0-.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 1997 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]



                           CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1997


                                      INDEX

                   HEADING                                              PAGE

PART  I
Item 1.           Description of Business                               3
Item 2.           Description of Property                               9
Item 3.           Legal Proceedings                                     9
Item 4.           Submission of Matters to a Vote of Security Holders  10


PART  II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                             10
Item 6.           Management's  Discussion  and  Analysis  or
                        Plan of Operation                               11
Item 7.           Financial Statements                                  14
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure          14

PART  III
Item  9.          Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act               14
Item 10.          Executive Compensation                                16
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                  17
Item 12.          Certain Relationships and Related Transactions        19
Item 13.          Exhibits and Reports on Form 8-K                      20

SIGNATURES                                                              25





PART   1

ITEM 1.     DESCRIPTION  OF  BUSINESS

      Celebrity Entertainment, Inc. (Formerly Celebrity Resorts, Inc. and hereinafter referred to as the "Company") was organized pursuant to the laws of the State of Delaware on July 27, 1987 under the name of Celebrity Fish Camps and RV Parks, Inc. for the purpose of owning, developing, marketing and operating a destination resort community and fish camp (the "Resort") on Orange Lake near Ocala, Florida. The Company operates the Resort and currently focuses its operations on sales of sites and facilities, usage of Resort facilities by RV owners and outdoor sports people, and organization of rallies by RV owners and other special interest groups.

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

      At December 31, 1997, the Resort operated 138 RV and Park Model sites which are fully equipped with water, sewer and electric hook-ups, 220 RV sites with water and sewer hook-ups only, and 11 Housing Units. The support and athletic facilities currently completed and available for use include: (i) a lodge with six bedrooms and three baths; (ii) a main building with a reception area, three offices, restrooms, an exercise/aerobics room, a small meeting room and a central dining/social room (which has the capacity to hold up to two hundred persons) with a commercial kitchen attached; (iii) a country store with convenience food and automotive supplies; (iv) a gift shop; (v) a bait and tackle shop; (vi) a marina and boat house with fishing boats; (vii) a nine-hole golf course with driving range and putting green; (viii) horseshoe pits; (ix) picnic facilities including an oversized gas/wood barbecue; (x) volleyball and shuffleboard courts; and (xi) nature walk paths and bike trails. The Company plans to complete during 1998 electric hook-ups to 100 of the existing 220 partially completed RV sites, a bath house, baseball field, and 3-D archery range at a combined cost of approximately $100,000. If the Company retains the Resort, it will attempt to raise the funds to accomplish this expansion; however, no assurances can be given that the Company will be successful in securing the required capital on favorable terms, or on any terms. See "Management's Discussion and Analysis or Plan of Operation."

Seasonality

      The Resort historically experiences seasonal use of its facilities. Presently the principal period of active use during the year is November through May, which period accounts for approximately 70% of all revenue generated by the Resort. The Company's plans to expand the facilities of the Resort include the expectation that greater use will prevail year-round so that the higher-use season would be defined as October through July. As a result, the lower-use season would be reduced to two or three months of the year, which months are likely to be summer months.

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

      The Company has established an on-site sales facility. Prospective visitors may be invited to attend a sales presentation via the Company's direct mail solicitations, personal referral, or other marketing methods. Prospective visitors may also be invited to travel to the Resort to tour the facilities with a salesperson. During 1997, the Company continued its marketing efforts so as to encourage destination use of the Resort, whereby visitors remain at the Resort for extended periods of time, as well as promotion of the Resort as an organizer and host of rallies and other group functions. In addition, the Company is establishing associations with approximately 400 other resorts which represent memberships in excess of 400,000 persons in order to provide its visitors with a network of affiliated recreational resorts throughout the region and the country.

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

      During 1997, the Company continued to expand its marketing efforts by increasing the number of promotions and events involving dealers who offer Park Models and RV's for sale, and visitors who are members of regional or national RV and camping organizations. The Company is currently implementing a plan pursuant to which its magazine, "Trav'l," and other literature are distributed though an informal network of RV and Park Model dealers with the focus on such efforts concentrated on the Southeastern and Midwestern regions of the United States. Representatives of the Company regularly contact RV and Park Model dealers and organizations to assist in the planning and promotion of rallies during which visitors are invited to use the Resort during particular periods (usually one week each). In connection with these rallies, the Company offers special price schedules and promotes planned events.

      The Company also promotes corporate retreats at the Resort facility, which provide executives, managers and personnel of companies and organizations the opportunity to visit the Resort for a scheduled period of time to participate in and make use of golf, fishing, social gatherings, business meetings and other activities related to their business. The Resort marketing director continues to pursue contacts with candidates for this program and it is anticipated that increased response and use of the Resort will result from this approach during 1998.

Membership; Membership Rights and Obligations; Fees

      The Company previously marketed memberships which entitled members to utilize an RV site or to use Company-owned RV's and Housing Units for a daily/nightly or weekly fee. This type of membership does not convey any ownership interest in the Company, the Resort, the Resort Property or its facilities, nor does it entitle members to use specific RV sites or campsites within the Resort. During 1995, due to reduced public interest in purchasing memberships, the Company ceased sales of memberships, although it continues to honor existing memberships. Existing members pay annual dues of $299 to maintain their membership. Memberships are not transferable during the initial two years after purchase thereof except to a family member or by operation of law. Thereafter, memberships may be transferred by sale, gift, or inheritance but may not be transferred more than once. Memberships expire upon the death of the member or such member's permitted transferee. The Company does not permit transfers at a price higher than the purchase price paid by the original member plus a 10% transfer charge payable to the Company. All transfers, sales, inheritances or gifts of memberships are subject to the Company's prior consent. Transferees are accepted as lifetime members and issued lifetime membership cards admitting them to the Resort only after the Company has consented to the transfers and the transferees have executed new membership contracts which provide for annual dues at the then-current level for new memberships. The Company does not have any present intention to repurchase memberships or locate purchasers for members who wish to sell their memberships. Each membership entitles the member to use an RV site or to utilize a Company owned Park Model for a daily/nightly or weekly usage fee. There are no restrictions on how many times a member may visit the Resort during any given year. However, to allow all members reasonable access to the Resort, a member is permitted to stay at the Resort for a maximum of up to 14 consecutive days, after which the member may not stay at the Resort for the immediately subsequent seven days, unless
vacancy of other sites permits an extended stay.   As of December 31, 1997,
there were 102 memberships to the Resort.

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

Membership Financing Arrangements

      The Company previously sold some of its memberships pursuant to installment sales agreements which permitted a purchaser to finance a portion of his or her membership cost over time. The installment payments consist of principal and interest with the payment terms and the rate of interest determined by the then prevailing interest rates, the size of the down payment and the term of the financing. The Company has contracted with a finance company for the management and collection of fees pursuant to these installment sales agreements. As of December 31, 1997, all collections had been completed and the contract with the finance company was concluded. There are no further membership installments to be collected.

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

Employees

      The Company had a total of 7 full-time employees at December 31, 1997.

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

Investment in Oil and Gas Development

     During 1997, the Company concluded its business relationship with a start-up corporation (the "Corporation") with regard to the exploration, development and production of oil and gas pursuant to a mineral lease on approximately 9,500 acres near Breckenridge, Texas (the "Lease"). The Company had previously loaned certain amounts to the Corporation which had obtained rights to the Lease, as part of negotiations concerning a possible business combination. Additionally, the Corporation had purchased 140,000 shares of the Company's common stock. In connection with a settlement agreement completed in September 1997 among the Company, the Corporation and certain individuals (the "Settlement Agreement"), the Company paid certain amounts to certain parties and entities and undertook the obligation to continue to pay amounts over a schedule of eight to 20 months. Additionally, the Corporation returned the stock to the Company. As a result of the Settlement Agreement, the Company acquired the undivided rights to the Lease. Pursuant to the requirements of the Lease, the Company provided the financing for the drilling of two oil and gas wells on the Lease property in August 1997 and January 1998. One of the wells will not deliver any production and was capped. The other well demonstrates evidence of the possibility of oil and gas reserves and production from this well is anticipated to commence during April 1998. Among other requirements and obligations, the Lease contains a continuous drilling provision so that the Company must drill a new well every 120 days in order to maintain its rights to the Lease. The Company anticipates that the development and production of the mineral rights pursuant to the Lease will enable the Company to realize profitable operations from the continued management of the operations or to resell the Lease to a third party. Several established oil and gas entities have expressed interest in purchasing the Company's existing wells and production and the rights to the Lease. However, there is no assurance that either the production of mineral reserves will return net profits to the Company or that a transaction can be consummated with a purchaser of the production and the Lease. The Company has engaged professionals and experts in the energy industry who are providing their services to the Company for the management and supervision of the production activities and the fulfillment and preservation of the Lease rights and obligations.

Radio Station Acquisition

      During 1997 the Company initiated negotiations with a group of companies who are in the business of acquiring and managing radio stations (the "Radio Group"). The Company previously had loaned funds to the Radio Group for the purchase of stations by the Radio Group. Said loans were repaid with interest on schedule. The Company is contemplating the completion of a consulting agreement with the managers of the Radio Group which will provide, among other things, for the Radio Group to identify and co-manage radio stations to be acquired by the Company. Several stations have been identified. The consulting arrangement with the Radio Group, if entered into, would provide that the Radio Group will locate for potential acquisition by the Company such number of radio stations, located in geographically concentrated areas of the U.S., that the group of stations under control of the Company by December 31, 1998 will result in aggregate asset values of approximately $2,500,000 and generate annual net revenues of at least $750,000. It is further anticipated that the radio station acquisition program, if entered into, would continue during 1999 and possibly longer, with the intention to accumulate a group of geographically concentrated assets that will operate profitably for the Company and also would attract possible purchasers of such station groups who would pay a purchase price significantly greater than the Company's investment. However, there is no assurance that any radio station will ultimately be acquired or that, if acquired, any such station or stations will provide net revenues to the Company.

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

      The Resort Property is encumbered by a mortgage securing indebtedness owed to AmSouth Bank. The Company is in default with respect to payments due pursuant to the note. The note bears a fixed interest rate of 9% with monthly payments of $5,650 and the remaining principal and interest was due in May 1997 in the amount of $420,462. AmSouth Bank commenced a foreclosure action in the Circuit Court for the Fifth Judicial Circuit, Marion County, Florida, seeking foreclosure of the mortgage to satisfy the indebtedness evidenced by the promissory note. The amounts currently due, including costs, total approximately $487,000. A foreclosure sale is scheduled for April 28, 1998.
The Company is not contesting the foreclosure, but is seeking to refinance or sell the property prior to that date. The Company has received three written offers to purchase the property, each of which contains material conditions to closing. The Company has also received a written mortgage commitment in the amount of $350,000 but to date has not secured additional commitments which would allow the payoff of the AmSouth indebtedness. It is unclear at this date whether the Company will be successful in consummating a sale or refinancing prior to April 28, 1998; if the Company is not successful, it appears the property will be sold at foreclosure.

      Real estate taxes on the property are approximately $37,000 per year. The Company believes the insurance maintained on the Resort property is adequate.

      The Company maintains an executive office on Palm Beach and pays rent of $2,904 per month on a month-to-month lease basis.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to the following legal proceedings:

      1. Litigation commenced in the Supreme Court of New York, County of New York by Maslo Fund Ltd., Walsh Investments Limited and Madison Trading, Inc. alleging breach by the Company of certain convertible debentures; damages sought in the amount of $715,000 plus costs. The parties have entered into a Settlement Agreement and two amendments thereto calling for total payments of $770,522.01 by the Company to the plaintiffs at scheduled intervals ending Jan. 15, 1999, and delivery of a mortgage from the Company to plaintiffs to secure such payments. The Agreement provides that if the Company fails to meet its obligations thereunder, the plaintiffs have the right to have a judgment entered against the Company for the full amount due.

      2.    Foreclosure action by AmSouth Bank described in Item 2 above.

      3. Garnishment action brought by Francis G. Walsh et al. seeking to garnish funds allegedly owed by the Company to David Jakobot et al., in Palm Beach County Circuit Court. This action seeks to direct to certain third parties payment of sums allegedly owed by the Company to David Jakobot et al. The Company is not anticipated to incur any loss or damage as a result of this action, other than legal expenses.

      4. Litigation commenced by U.C. Financial in the United States District Court, Southern District of New York alleging breach of convertible debentures. The Company is in settlement negotiations with the plaintiff and anticipates a settlement providing for the Company to pay the plaintiff approximately $700,000 over a period of a year. If the parties are unable to settle and the legal action proceeds, Management expects damages to be assessed against the Company in an amount of not less than $700,000.


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

                                Common Stock (1)

                                                  Bid
                 Period of Quotation        High       Low

                 1997
                 First Quarter        $   3 1/2     $   .03
                 Second Quarter           2 1/2         .03
                 Third Quarter               -           -
                 Fourth Quarter              -           -

                 1996
                 First Quarter          164 1/16     90 5/8
                 Second Quarter         128 1/8      56 1/4
                 Third Quarter          67 3/16      4 11/16
                 Fourth Quarter         10 15/16     4 11/16

(1) Quotes have been restated to adjust for the 1995 (1:5) and 1997 (1:50) Reverse Splits.

      As of December 31, 1997, there were 262,690 shares of Common Stock outstanding. As of the same date, there were approximately 275 holders of record of the Common Stock, 285 holders of record of Common Stock Warrants and 10 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totaled 1,074 as of the same date.

      The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be utilized to fund its operations.

      As of May 6, 1997, the Company's Common Stock is no longer quoted on the Nasdaq Smallcap Market reporting system. The Company hopes to fulfill the requirements necessary to have the Common Stock quoted on the OTC Bulletin Board soon after the filing of this Form 10-KSB with the Securities and Exchange Commission. A broker-dealer has tentatively agreed to act as principal market-maker for the Company's stock, which is necessary in order to have the stock quoted on the OTC Bulletin Board. The Company anticipates that such quotation will commence in the near future; however, there can be no assurance that such will occur. The Company further anticipates reapplication for quotation on the Nasdaq Smallcap reporting system as soon as it is able to meet the initial listing criteria.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

Statements contained in this Form 10-KSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to (i) the inability of the Company to complete a business combination or acquisition as anticipated, (ii) the securing of financing sufficient to fund such business combination, acquisition, settlement of outstanding debt and litigation, or the expansion of the Resort, and/or (iii) change in operating results provided by the Resort or any newly-acquired operations due to economic or competitive conditions or otherwise.

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

Results of Operations

Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996

      Revenues for the fiscal year ended December 31, 1997, amounted to $257,735 compared to $252,735 for the fiscal year ended December 31, 1996. Revenues were derived from memberships paid in full, dues and resort operations. The increase in revenues resulted from a greater number of special events, marketing and selling to the changing needs of recreational resort users.

      Selling, general and administrative expenses were $1,619,141 for the fiscal year ended December 31, 1997, compared to $3,879,059 for the fiscal year ended December 31, 1996, a decrease of $2,259,918. The decrease is due principally to a reduction in costs associated with issuances of the Company's securities in connection with various consulting arrangements.

      During the fiscal year ended December 31, 1997, interest expense of $253,003 was charged to operations, compared with $2,719,145 during the fiscal year ended December 31, 1996. Of the interest expense incurred in 1996, a non-cash expense of $2,584,145 was related to the writeoff of debt discount and debt issue costs associated with convertible debentures issued in 1996.

      During 1997 the Company earned $501,250 in dividends and interest, an increase over the $99,421 interest income in 1996. The increase of $401,829 is due primarily to $490,000 in dividends received on the Company's preferred stock investment.

      In March, 1997, prior to the issuance of the Company's financial statements for the year ended December 31, 1996, the SEC clarified its position regarding the accounting for convertible securities when the conversion feature provides a beneficial discount to the security holder, resulting in a writeoff in 1996 of all debt discount and debt issue costs associated with convertible debentures issued in 1996. The total of this noncash writeoff of debt discount and issue costs was $2,584,145. Under the Company's prior accounting method in 1996 these noncash charges would have been amortized in 1997 and part of 1998. The change in accounting method resulted in 100% of these debt discounts and debt issue costs being taken in 1996.(See Note 8 of the financial statements for additional detail.)

      At December 1, 1997, unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2012, of approximately $10,722,000 may be available for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions during the year, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $4,460,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax asset will not be realized.

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

      Cash decreased $322,974 from $444,510 at December 31, 1996 to $121,536 at December 31, 1997. Net cash used for operating activities was $1,107,046 for the year ended December 31, 1997 compared with cash used for operating activities of $1,930,428 during the year ended December 31, 1996. The decrease of $823,382 was due primarily to the reduction in 1997 of stock and stock options granted for consulting fees, together with a reduction in charges related to issuance of the Company's securities.

      Investing Activities

      During the year ended December 31, 1997 cash was provided by investing activities in the amount of $641,810 compared to net cash used by investing activities in the amount of $2,078,161 during the year ended December 31, 1996. The increase in cash provided by investing activities related primarily to the return on the investment in preferred stock of a related party in the amount of $1,298,234 and related dividends $346,762, offset by the increase in investment in oil and gas exploration in the amount of $991,222.

      Financing Activities

      During the years ended December 31, 1997 and December 31, 1996, the Company had net cash flows provided by financing activities of $142,262 and $4,441,847, respectively, primarily from proceeds from the sale of convertible debentures in the amount of $3,144,774 and common stock in the amount of $1,562,494 during 1996. The convertible debentures and the common stock were sold pursuant to Regulation S to non-U.S. residents. The common stock was sold at a fixed price lower than the then-current market price of the Company's common stock. The convertible debentures were sold on the basis of a conversion, at the holders election, at a discount to the bid price of the Company's common stock which is the lower of 10% below the stock price as of the date of sale of the debenture or 15% or 35% below the stock price as of the conversion date. In addition, fees were paid to agents for commissions related to the sale of the common stock and the convertible debentures. During 1996 the Company converted approximately $800,000 face amount of convertible debentures, out of a total of $3,842,800 face value sold. As a result of the decrease in the stock price of the Company's common stock following such conversions, the Company did not process requests for subsequent conversions. The Company is currently in default with respect to these debentures. Certain holders have filed suit (see "Legal Proceedings") and others have threatened to do so. The Company and certain of the debenture owners are currently negotiating an agreement pursuant to which management anticipates the Company will repay a certain amount to the debenture owners over a period of time. It is anticipated that such agreement will be completed during 1998. The convertible debentures became due March 31, 1998.

Management's Plans

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $17,581,387, at December 31, 1997. During the year ended December 31, 1997, the Company generated revenues from resort operations; however, it reported a net loss of $789,404 and has negative working capital of $3,679,975. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include the following possibilities:

1. Preempting the pending foreclosure sale of the Resort Property by entering into a contract for sale of the Resort Property, which would be expected to provide the Company sufficient cash after repayment of the existing mortgage obligations to settle a substantial portion of the outstanding debt related to the convertible debentures as well as provide investment and working capital. The Company has received three written offers to purchase the Resort Property, each of which contains material conditions to closing.
2. Preempting the pending foreclosure sale of the Resort Property by refinancing the Company's mortgage note with the possibility of obtaining additional funds for Resort improvements, debt settlement and working capital from the new mortgage loans. This would enable the Company to continue the development of the Resort, which would be expected to enhance the operating revenue and cash flow of the Resort operation. The Company would require a minimum of an additional $100,000 to further develop the Resort. The Company has secured a mortgage loan commitment of $350,000, but has not secured sufficient commitments to allow it to pay off the mortgage currently in default. The Company continues to seek such additional commitments.
3. Arranging for the conversion or repayment of the convertible debt through the sale of the Company's debt and/or equity securities.
4. Acquiring assets and operations of one or more entities with the expectation that such business combination, if completed, would provide additional cash flow and net income.

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

        Management believes that the above plans for the Resort, if the Company is successful in achieving any of such plans, have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business. However, there can be no assurance that the Company will be successful in carrying out any of such plans and the failure to achieve them could have a material adverse effect on the Company.

Recent Accounting Pronouncements

      See "Summary of Significant Accounting Policies" footnote to the Company's Financial Statements for information relating to recent accounting pronouncements.

ITEM 7.          FINANCIAL STATEMENTS

      The following financial statements and schedules are included in this Annual Report on Form 10-KSB following Item 13:



                          Index to Financial Statements

Report of Independent Certified Public Accountants
Balance Sheet
Statement of Operations
Statement of Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 1997 are listed below.

       Name                   Age               Position Held

James J. McNamara             49          President, Chief Executive Officer and
                                          Director
J. William Metzger            49          Executive Vice President, Chief
                                          Financial Officer, Controller,
                                          Secretary, Treasurer and Director

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

      Biographies of the directors and executive officers of the Company are set forth below:

      James J. McNamara has been the President, Chief Executive Officer and a director of the Company since June 1993, at which time the Company acquired PSI, which was formed by Mr. McNamara in 1991. Mr. McNamara has been involved in the media, music and entertainment industry since 1971. Mr. McNamara first became involved in the motion picture business in 1979 when he assumed management of "Hardly Working," a motion picture which had encountered severe financial and production related problems. Largely as a result of Mr. McNamara's efforts, "Hardly Working" was distributed by Twentieth Century-Fox and became one of the highest grossing independently-produced pictures of 1981. From 1981 through 1985, Mr. McNamara developed various motion picture properties while maintaining offices at Twentieth Century-Fox in Los Angeles and commencing centralization of his operations in Palm Beach, Florida. In 1986, Mr. McNamara formed Entertainment, Inc., a Florida corporation which became the managing general partner of Premiere, Ltd., a limited partnership formed to develop motion pictures and television projects. Premiere, Ltd. developed a portfolio of projects including "Super Force," a half-hour action-adventure television series produced in association with Viacom Enterprises, which also distributed the series worldwide in first-run syndication. From 1988 until 1991, Mr. McNamara created and executively produced 48 episodes of "Super-Force." Premiere, Ltd. is no longer actively engaged in the development of motion picture and television projects. Premiere ceased to operate as a going concern in October 1991 due to cash flow difficulties. During 1993-1994 Mr. McNamara created and executively produced 61 half-hour episodes of "The NEWZ" television series for PSI. Mr. McNamara is chairman and chief executive officer of Princeton Media Group, Inc. an Ontario, Canada corporation quoted on the Nasdaq Smallcap market which is engaged in the publishing and distribution of several lifestyle and entertainment periodicals. Mr. McNamara holds no directorships in any other companies with a class of securities registered on a national exchange or which are required to file annual, quarterly or other periodic reports with the Commission. During the past five years, Mr. McNamara has principally been involved in the creation and production of television projects, the management of PMG, and the management of the Company.

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

      As of December 31, 1997, no committees of the Board of Directors had been established.

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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last two fiscal years by the Company's Chief Executive Officer during the last fiscal year and the Company's most highly compensated executive officers who served as such during fiscal 1997 whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                        Annual Compensation                      Awards            Payouts

                                            Other          Restricted                            All Other
 Name and                                   Annual           Stock      Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs (#)  Payments (#)  sation
 Position              ($)        ($)        tion             ($)                                    ($)
                                           ($)

James J.        1997    57,887        -        -               -           -            -              -
McNamara        1996    55,125    106,755      -               -           -            -              -
CEO

J. William      1997    57,887       -         -               -           -            -              -
Metzger         1996    55,125     20,607      -               -           -            -              -
Exec. V-P


Stock Options

     No options were granted to any of the named executive officers during 1996 or 1997.

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
Name              Shares                  Number of Securities        Value of
                  Acquired On   Value     Underlying Unexercised      in the
                  exercise (#)  Realized  Options/SAR's at FY-        Money Options/SAR's
                                          End (#)                     at FY-End ($)
                                          Exercisable  Unexercisable  Exercisable  Unexercisable
James J.            0             0        2,000           0               0            0
McNamara
J. William          0             0        2,000           0               0            0
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

Name and Address of                      Common             Percent of
Beneficial Owner                         Stock            Common Stock Owned

James J. McNamara
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                     3,496(1)                      1.3 %

J. William Metzger
214 Brazilian Avenue, Suite 400
Palm Beach, FL 33480                     3,266(2)                      1.2 %

All Officers and Directors
    As A Group (2 persons)               6,762(3)                      2.5 %

(1) Includes 1,496 shares directly owned and 2,000 shares beneficially owned pursuant to options currently exercisable.
(2) Includes 1,266 shares directly owned and 2,000 shares beneficially owned pursuant to options currently exercisable.
(3) Includes 2,762 shares directly owned and 4,000 shares beneficially owned pursuant to options currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During 1996 the Company acquired an interest through the purchase of 8% cumulative convertible preferred stock in Princeton Media Group, Inc. ("PMG")and in 1997 all of the stock was completely redeemed and related dividends were paid. James J. McNamara is the Chief Executive Officer and Chairman of PMG and is the President, Chief Executive Officer and Chairman of the Company.

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

10.8  Letter of Intent between the Company and Energex, Inc., filed as Exhibit
      10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (File No. 0-19196).

10.9  Agreement between Passport America and the Company dated February 14,
      1995.

10.10 Settlement Agreement among the Company, Energex Oil, Inc.; Douglas Ross Pedrie; First American of Breckenridge, Inc.; David A. Jakobot; and Rhonda Salters Jakobot, dated September 3, 1997, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (File No. 0-19196).

27.1  Financial Data Schedule.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of April, 1998.

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

Signature                     Title                         Date

/s/  James J. McNamara    President, Chief Executive        April 15, 1998
James J. McNamara             Officer and Director

/s/  J. William Metzger   Executive Vice President,         April 15, 1998
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director





Report of Independent Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 1997 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Holyfield Associates, PA
                                                 Holyfield Associates, PA
West Palm Beach, Florida
April 10, 1998




                Celebrity Entertainment, Inc.
                              Balance Sheet
                            December 31, 1997

                                 Assets
Current Assets:
 Cash                                                           $    121,536
 Accounts receivable                                                  32,065
     Total current assets                                            153,601

Property and equipment:

 Land                                                                670,780
 Buildings and improvements                                        2,885,593
 Equipment                                                           157,805
 Furniture and fixtures                                               60,243
     Total property and equipment, cost                            3,774,421
 Less: accumulated depreciation and amortization                   ( 765,771)

     Total property and equipment, net                             3,008,650

Other assets:
 Note receivable - related party                                     472,500
 Investment in warrants - related party                               29,200
 Investment in oil and gas lease, net                              1,251,221

Total assets                                                     $ 4,915,172

                    Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                $   286,145
 Accrued expenses                                                    453,522
 Notes payable - related parties                                     390,965
 Mortgage note payable                                               419,910
 Convertible debentures payable                                    1,640,000
 Current portion of long-term debt                                   643,034

    Total current liabilities                                      3,833,576

Long-term debt                                                       328,500

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (17,098,887)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)
 Unrealized gain on investment                                        29,200

    Total stockholders' equity                                       753,096

Total liabilities and stockholders' equity                       $ 4,915,172

                See accompanying notes to financial statements.


                                         Celebrity Entertainment, Inc.

                                           Statements of Operations

            Years ended December 31,                                  1997           1996


            Revenues:
                  Resort operations                            $   257,735      $  252,735

            Selling, general and administrative expenses         1,619,141       3,163,885
            Bad debts                                                    -         715,174

                  Operating loss                                (1,361,406)     (3,626,324)

            Other income (expenses):
                  Interest income                                   11,250          99,421
                  Dividend income                                  490,000               -
                  Interest expense                                (253,003)     (  135,000)
                  Writeoff of debt discount
                    and issue costs                                      -      (2,584,145)

                    Total other income(expenses)                   248,247      (2,619,724)

            Loss before extraordinary income                   ( 1,113,159)     (6,246,048)

            Extraordinary income - forgiveness of debt             323,755               -

            Net loss                                          $(   789,404)   $ (6,246,048)

            Basic and diluted loss per share:
               Loss before extraordinary item                 $ (     5.13)   $ (    91.14)
               Extraordinary income                                    .95               -

                 Net loss                                     $ (     4.18)   $ (    91.14)




                           See accompanying notes to financial statements.

                                                         Celebrity Entertainment, Inc.
                                                   Statements of Stockholders' Equity



                                                                                              Treasury Stock           Additional
                                        Preferred Stock         Common Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares    Amount         Shares    Shares     Amount     Capital


Balance, January 1, 1996            1,064,000   $ 10,640       47,335     $  5          -           -          -       $12,827,236

Sale of common stock                     -          -          26,000        3          -           -          -         1,449,491

Options exercised                        -          -           2,000        -          -           -          -           113,000

Common stock issued in
  payment of consulting fees             -          -           9,460        1          -           -          -           898,230

Common stock option issued in
  payment of consulting fees             -          -              -        -           -           -          -           117,800

Common stock issued for note
  receivable                             -          -         140,000       14          -           -          -         1,312,486

Discount on debentures                   -          -              -        -           -           -          -         1,936,119

Conversion of debentures into common
  stock                                  -          -          79,613        8          -           -          -           772,792

Purchase of treasury stock in
  settlement of notes receivable         -          -              -        -         10,100     475,000    500,000           -


Writeoff of subscriptions receivable     -          -              -        -           -           -          -              -

Net loss                                 -          -              -        -           -           -          -              -


Balance, December 31, 1996          1,064,000  $ 10,640       304,408       30        10,100     475,000    500,000     19,427,154

Issuance of common shares for
  convertible debentures                 -          -          98,282       10          -           -          -           197,449

Warrants received                        -          -              -         -          -           -          -              -

Cancellation of common shares
  issued for note                        -          -        (140,000)     (14)         -           -          -       (1,312,486)

Net loss                                 -          -              -         -          -            -         -              -

Balance, December 31, 1997          1,064,000  $ 10,640       262,690    $  26        10,100     475,000  $ 500,000   $ 18,312,117




See accompanying notes to financial statements.



                                                         Celebrity Entertainment, Inc.
                                                       Statements of Stockholders' Equity


                                                              Accumulated                  Stock Subscriptions   Unrealized Gain
                                                              Deficit                      Receivable            On Investment

Balance, December 31, 1995                                 $(10,063,435)                     $(792,174)            $    -

Sale of common stock                                               -                              -                     -

Options exercised                                                  -                              -                     -

Common stock issued in payment
 of consulting fees                                                -                              -                     -

Common stock options issued in
  payment of consulting fees                                       -                              -                     -

Common stock issued for note
  receivable                                                       -                        (1,312,500)                 -

Discount on debentures                                             -                              -                     -

Conversion of debenture into common stock                          -                              -                     -

Cash payment on note receivable                                    -                            42,000                  -

Purchase of treasury stock in settlement
  of notes receivable                                              -                           500,000                  -

Writeoff of subscriptions receivable                               -                           250,174                  -

Net loss                                                    (6,246,048)                           -                     -

Balance, December 31, 1996                                 (16,309,483)                     (1,312,500)                 -

Issuance of common shares for
  convertible debentures                                           -                              -                     -

Warrants received                                                  -                              -                 29,200

Cancellation of common shares issued
  for note                                                         -                         1,312,500                  -

Net loss                                                   (   789,404)                           -                     -

Balance, December 31, 1997                               $ (17,098,887)                   $       -               $ 29,200




See accompanying notes to financial statements.

                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows

            Years ended December 31,                                         1997            1996

            Cash flows from operating activities:
             Loss before extraordinary item                          $( 1,113,159)     $ (6,246,048)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization                               124,928           117,456
              Provision for doubtful accounts                                   -           465,000
              Stock issued in payment of consulting fees                  187,460           898,230
              Stock options issued in payment of consulting fees                -           117,800
              Writeoff of deferred loan costs and debt discount                 -         2,584,145
              Writeoff of stock subscriptions receivable                        -           250,174
             Change in current assets and liabilities
               (Increase) decrease in:
                 Prepaid expenses and accounts receivable              (   17,759)             (661)
                 Note receivable - related party                       (  472,500)                -
               Increase (decrease in:
                 Accounts payable and accrued expenses                    182,642         (  99,337)
                 Deferred membership revenues                          (   35,886)        (  17,187)
                 Note payable - related party                          (   69,720)                -
                 Due to related party                                     106,948                 -

            Net cash used for operating activities                     (1,107,046)       (1,930,428)

            Cash flows from investing activities:
             Purchase of property and equipment                           (11,964)          (48,927)
             Investment in affiliated company                                   -        (1,400,000)
             Redemption of investment in affiliated company             1,298,234           101,767
             Dividends on investment in affiliated company                346,762                 -
             Investment in oil and gas exploration venture             (  991,222)         (465,000)
             Loans for radio station acquisitions                               -        (1,566,000)
             Loan repayments                                                    -         1,300,000

            Net cash provided by (used for) investing activities          641,810        (2,078,161)

            Cash flows from financing activities:
             Proceeds of notes payable                                    266,000                 -
             Repayments of notes payable                               (    9,876)         (277,590)
             Settlement of convertible securities                      (  113,862)                -
             Repayments of long-term debt                                       -           (29,831)
             Proceeds from debentures payable                                   -         3,144,774
             Proceeds from the issuance of common stock                         -         1,562,494
             Payments of stock subscriptions receivable                         -            42,000

            Net cash provided by financing activities                     142,262         4,441,847

            Increase (decrease) in cash and cash equivalents           (  322,974)          433,258

            Cash and cash equivalents, beginning of year                  444,510            11,252

            Cash and cash equivalents, end of year                      $ 121,536          $444,510

            Supplemental cash flow information:
             Interest paid                                              $  95,925          $      -
             Income taxes paid                                          $       -          $      -

            Noncash Investing and financing activities:
             Note payable issued in settlement of debentures            $  971,534         $      -
             Common stock issued in settlement of debentures            $   10,000         $      -

  The Company received a total of $490,000 in dividends in the redemption of its investment in an affiliated company of which $143,238 was in the form of stock of the affiliate. The investment in oil and gas venture includes $260,000 of accrued expenses. A note receivable subscribing to common stock totaling $1,321,500 was canceled in exchange for cancellation of the stock. The Company received warrants valued at $29,200 in conjunction of settlement of its investment in an affiliated company.

                           See accompanying notes to financial statements.


                               Celebrity Entertainment, Inc.
                               Notes to financial statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celebrity Entertainment, Inc. (the "Company"), a Delaware corporation, developed and operates a destination resort community featuring golf, fishing and recreational activities. The Company markets memberships in the resort which entitle members to the use of resort facilities at reduced rates. Income from the resort is seasonal, and on an annual basis, the Company is required to seek additional financing to pay long-term debt obligations and the resort's on-going operations, including payroll, creditors and real estate taxes. Income from the resort operations is not sufficient to sustain the Company's operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives (5 to 31.5 years) of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes.

Net Loss Per Common Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share and replaced the presentation of primary and fully diluted earnings per share prescribed by APB Opinion 15. The Company has computed basic and diluted (loss) per share using the weighted average number of common shares outstanding, since common stock warrants, and the effect of assuming the conversion of the outstanding convertible securities were antidilutive in both years.

The following table sets forth the computation of basic and diluted loss per share:

                                                      1997              1996

Loss before extraordinary item                 $(1,113,159)      $(6,246,048)
Less: preferred dividends                       (  638,400)       (  675,150)

Loss to common shareholders
   before extraordinary income                  (1,751,559)       (6,921,198)

Extraordinary income - forgiveness of debt         323,755                 -

Net loss                                       $(1,427,804)      $(6,921,198)


Weighted average common shares outstanding         341,375            75,944

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     5.13)      $(    91.14)
   Extraordinary income                                .95                 -

      Net loss                                 $(     4.18)      $(    91.14)


Revenue Recognition

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

Recent Accounting Pronouncements

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. These Statements will have no effect on the Company's financial position or results of operations.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $17,098,887 at December 31, 1997. During the year ended December 31, 1997 the Company generated revenues from resort operations; however, it reported a net loss of $789,404 and has negative working capital of $3,679,975. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include the following possibilities:

1. Preempting the pending foreclosure sale of the Resort Property by entering into a contract for the sale of the Resort Property, which would be expected to provide the Company sufficient cash after repayment of the existing mortgage obligations to settle a substantial portion of the outstanding debt related to the convertible debentures as well as provide investment and working capital.
2. Preempting the pending foreclosure sale of the Resort Property by refinancing the Company's mortgage note with the possibility of obtaining additional funds for Resort improvements, debt settlement and working capital from the new mortgage loans. This would enable the Company to continue the development of the Resort, which would be expected to enhance the operating revenue and cash flow of the Resort operation. The Company would require a minimum of an additional $100,000 to further develop the Resort.
3. Arranging for the conversion or repayment of the convertible debt through the sale of the Company's debt and/or equity securities.
4. Acquiring assets and operations of one or more entities with the expectation that such business combination, if completed, would provide additional cash flow and net income.

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

        Management believes that the above plans for the Resort, if the Company is successful in achieving any of such plans, have the reasonable capability of improving the Company's financial situation and ensuring the continuation of its business. However, there can be no assurance that the Company will be successful in carrying out any of such plans and the failure to achieve them could have a material adverse effect on the Company.

3. Investments

Preferred Stock

During 1996, the Company purchased 1,334 shares of preferred stock for $1.4 million in a company related by common directorship and management. In 1997 all of the stock was redeemed and $490,000 in dividends were received by the Company in final liquidation of the investment. In conjunction with the final settlement, the Company also received warrants to purchase 81,200 shares of common stock of the related company at prices ranging from $4.85 to $8.85.
At year-end the warrants were valued at $29,200.

Oil and Gas Lease

     During 1997, the Company concluded its business relationship with a start-up corporation (the "Corporation") with regard to the exploration, development and production of oil and gas pursuant to a mineral lease on approximately 9,500 acres near Breckenridge, Texas (the "Lease"). The Company had previously loaned certain amounts to the Corporation which had obtained rights to the Lease, as part of negotiations concerning a possible business combination and had purchased for a note 140,000 shares of the Company's common stock. In connection with a settlement agreement completed in September 1997 among the Company, the Corporation and certain individuals (the "Settlement Agreement"), the Company paid certain individuals and entities and undertook the obligation to continue to pay amounts over a schedule of eight to 20 months. Additionally, the Corporation returned the stock to the Company in cancellation of the note. As a result of the Settlement Agreement, the Company acquired the undivided rights to the Lease, pursuant to which the Company provided the financing for the drilling of two oil and gas wells on the Lease property in August 1997 and January 1998. One of the wells demonstrated evidence of the possibility of oil and gas reserves. The second well will not deliver any production and was capped.

Investment in oil and gas lease                  $1,716,221
Less: allowance for impairment                    ( 465,000)

Investment in oil and gas lease, net             $1,251,221

4.  Mortgage Note Payable

Mortgage note payable to a bank is collateralized by land in Ocala, Florida, bears interest at 9% and is payable in monthly payments of $5,650, including principal and interest. A foreclosure sale is scheduled for April 28, 1998. The Company is not contesting the foreclosure, but is seeking to refinance or sell the property prior to that date.

5.  Convertible Debentures, Forgiveness of Debt, and Long-term Debt

During 1996, the Company initiated private placements of convertible debentures to non-U.S. persons under Regulation S issued by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

The resulting gross proceeds from all the debentures sold were $3,842,800, $648,026 of which were paid in investment brokerage commissions and related fees. The debentures bear interest at 8% per year and are due March 28, 1998. They are convertible at any time beginning 45 days after issuance into common shares at a conversion price equal to the lower of: (a) 65% or 85% of the average closing bid price of the Company's common stock for the five business days immediately preceding the conversion date, or (b) 90% of the average closing bid price of the Company's common stock for the five business days immediately preceding the date of subscription to the debenture.

In March 1997, at a meeting of the Emerging Issue Task Force (EITF), the SEC expressed its views on the accounting for convertible debt with a nondetachable conversion feature where the conversion feature is "in the money" (that is, a conversion discount) at the date the security is issued (EITF Topic D-60).

The SEC stated that the conversion discount should be valued and recognized at the date of issue as additional paid-in capital. The value being determined is the difference between the conversion price and the quoted market price of the common stock into which the security is convertible, multiplied by the number of shares into which the security may be converted. For debt securities, the value of the conversion discount and any related issue costs should be charged to interest expense from the date of issue to the date the security first becomes convertible. If the stated maturity of such debt is not substantive, the conversion discount and related issue costs should be amortized over this relatively short period. Further, if the security is converted before the discount or issue costs are fully amortized, the unamortized portions of the discount or costs should be charged to interest expense in the period of conversion, rather than to additional paid-in capital as was generally accepted accounting practice.

Change in Method

In 1996, upon the issue of the 8% convertible debt securities, the Company had recognized the value of the discount ($1,936,119 in the manner prescribed by the SEC) and was amortizing the discount and related issue costs over the term of the debt using the interest method. Upon conversion of the debt, the Company had charged shareholders' equity for any remaining unamortized discount and costs.

As a consequence of the above, in April 1997, the Company revised its method of accounting for the conversion discount and issue costs to conform with the SEC's position and wrote off all of the remaining discount and costs to the 1996 statement of operations. Also, the Company charged to 1996 operations the discount and cost originally charged to shareholders' equity on the conversion of debt during 1996. This resulted in a noncash writeoff of debt discount and debt issue costs of $2,584,145 in 1996.

In 1997, settlement of a portion of the convertible debentures resulted in forgiveness of debt as follows:

     Debentures redeemed                                      $1,380,000
       Less: settlement notes issued                          (  971,534)
       Less: other consideration issued                       (   84,711)

     Forgiveness of debt                                      $  323,755

The settlement notes $971,534, bearing interest at 8%, consist entirely of payments due as follows:

Long-term debt                                                        $971,534
Less: current portion                                                 (643,034)

Long-term debt, net of current portion, due in 1999                   $328,500

6.    Related Party Transactions

As detailed in Note 3, in 1996 the Company purchased preferred stock for $1.4 million of a company related by common directorship and in 1997 the stock was fully redeemed and dividends of $490,000 plus warrants valued at $29,200 as of December 31, 1997 were received.

In 1996, the Company had a short-term note receivable from the same related company due upon demand, with interest accruing at prime (8.25% as of December 31, 1996). The note balance and related accrued interest was $6,975 and $83, respectively, as of December 31, 1996. The note and interest were paid in 1997.

In 1997, the Company had a note payable due to the related company in the amount of $284,017 due upon demand with interest accruing at prime beginning January 1, 1998 (prime was 8.5% as of December 31, 1997). At December 31, 1997, the Company had a note payable to an officer in the amount of $106,948 bearing interest at prime beginning January 1, 1998. At December 31, 1997, the Company has a note receivable from an officer in the amount of $472,500 bearing interest at prime beginning January 1, 1998.

7.    Stockholders' Equity

Stock Splits

The Company declared 1-for-5 and 1-for-50 reverse common stock splits effective August 3, 1995 and March 12, 1997, respectively. The loss-per-share calculation and all common share information contained in these financial statements have been retroactively adjusted to give effect to these stock splits.

Stock Option Plan

Under a 1992 stock option plan the Company is authorized to grant options and/or stock appreciation rights up to a maximum of 4,000 common shares to key employees, officers, directors and consultants of the Company at the discretion of the Board of Directors. The Company made no grants of options to employees during 1996 or 1997. At December 31, 1997 and 1996 there were 4,000 options outstanding to purchase shares at $25 per share expiring September 1, 1998.

Issuance of Common Stock, Options and Treasury Stock

During 1996 the Company repurchased 10,100 shares of common stock and 475,000 shares of the preferred stock through cancellation of the stockholder notes. The transaction was recorded as a purchase of treasury stock. In addition, the stockholders returned 2,900 of the common stock options. Issuances in 1997 of 98,282 shares were in settlement of certain convertible debentures.

Notes Receivable arising from Issuance of Common Stock

During 1996 the Company sold 140,000 shares of common stock to the Corporation in exchange for a $1,312,500 secured promissory note. As detailed in Note 3, in 1997 the note and the related stock were canceled.

During 1996 the Company wrote off as uncollectible $250,174 of notes receivable arising from issuance of common stock in prior years.

Common Stock Warrants

At December 31, 1996, the Company had 31 common stock warrants outstanding with an exercise price of $1,180 per warrant. They expired in April, 1997.

Preferred Stock

In 1994, the Company completed a public offering of its securities. The offering was for 345,000 units consisting of 345,000 shares of $.01 par value Class A convertible 8% preferred stock and 690,000 Class A preferred stock purchase warrants. Each share of Class A preferred stock is convertible into 1/125 (2/5 of a share before the 50 to 1 1997 reverse common stock split) a share of the Company's common stock at the election of the holder at any time after January 27, 1995 (8,512 shares of common stock assuming complete conversion). The Class A preferred stock is redeemable (subject to certain conditions) at the discretion of the Company at a redemption price of $7.50 per share. The liquidation preference of Class A preferred stock is $5.00 plus the accrued and unpaid dividend to the payment date. The holder of each share of Class A preferred stock has voting rights equal to 1/125 of a share of common stock. The Class A preferred stock purchase warrants are detachable from the Class A preferred stock and entitle each holder to purchase one share of Class
A preferred stock at an exercise price of $6 per share through January 1997.
As described above, the company repurchased 475,000 shares of preferred stock as part of a settlement of a $500,000 stock subscription.

Preferred Stock Dividends

Beginning on January 1, 1995 the holders of the Class A preferred stock will receive a cumulative dividend on January 1 of each year of 8% of the redemption value of the preferred stock, if dividends are declared by the Board of Directors. Such dividends, whether declared or not, will be paid in the event of a partial or complete liquidation of the Company, any redemption of preferred stock or upon the conversion of preferred stock to common stock. These dividends accrued were $638,400 and $353,400 in 1997 and 1996, respectively. Cumulative dividends in arrears aggregate $1,313,550 and $675,150 at December 31, 1997 and 1996, respectively.

In connection with the Company's 1994 preferred stock offering, 30,000 unit purchase warrants were issued to the underwriter of the public offering. The unit purchase warrants are exercisable into 30,000 stock and 60,000 Class A preferred stock purchase warrants. None of the preferred stock purchase warrants have been exercised as of December 31, 1997.

8.    Income Taxes

The Company provides for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The components of the net deferred tax assets consist of the following at December 31, 1997:

            Deferred tax assets:
               Net operating loss carryforwards             $4,204,500
               Bad debts                                       182,000
               Consulting fees paid with stock options          73,500

             Gross deferred income tax assets                4,460,000
             Valuation allowance                            (4,460,000)

             Net deferred income tax assets                 $    -

The change in the valuation allowance for deferred tax assets was an increase of $62,333 during 1997. The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

            Year ended December 31,                     1997         1996

            Federal income taxed at statutory rates   (34.0%)      (34.0%)

            Losses without tax benefits                34.0%        34.0%

            Income taxes at effective rates               0%           0%

Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2012, of approximately $10,722,000 are available at December 31, 1997 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $4,460,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

8.  Commitment and Contingencies

Litigation

The Company is currently negotiating settlement of claims of approximately $1.5 million related to convertible debentures. The mortgage on the Company's resort is in foreclosure and the Company is attempting to sell or refinance the property and pay off the mortgage prior to the foreclosure date (see Note 2).