Form 10QSB
period 1998-03-31
CELEBRITY ENTERTAINMENT INC
filed 1998-05-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of May 12, 1998 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 1998


                                      INDEX
                                                          Page Number


PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                     Balance Sheet

                     Statement of Operations

                     Statement of Cash Flows

                     Statement of Stockholders' Equity

                     Notes to Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                            Celebrity Entertainment, Inc.
                                   Balance Sheet
                                  March 31, 1998

                                    (Unaudited)

                                 Assets

Current assets:
 Cash                                                            $    17,911
 Accounts receivable                                                   2,458

   Total current assets                                               20,369

Property and equipment, net                                        2,980,645

Other assets:
 Deposit                                                              49,850
 Note receivable - related party                                     618,306
 Accrued interest receivable - related party                          11,560
 Investment in warrants - related party                               29,200
 Investment in oil and gas lease,
   net of allowance for impairment of $465,000                     1,251,221

Total assets                                                     $ 4,961,151

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   316,346
 Accrued expenses                                                    461,779
 Notes payable - related parties                                     633,180
 Mortgage note payable                                               419,910
 Convertible debentures payable                                    1,640,000
 Notes payable - debenture settlements                               931,534

    Total current liabilities                                      4,402,749

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (17,293,581)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)
 Unrealized gain on investment                                        29,200

    Total stockholders' equity                                       558,402

Total liabilities and stockholders' equity                       $ 4,961,151



                See accompanying notes to financial statements.

                                         Celebrity Entertainment, Inc.

                                           Statements of Operations

                                                (Unaudited)

            Three months ended March 31,                              1998            1997


            Revenues:
                  Resort operations                                $96,995        $ 86,942


            Selling, general and administrative expenses           273,799         618,493

                  Operating loss                                  (176,804)       (531,551)

            Other income (expenses):
                  Interest income                                   12,253           6,507
                  Interest expense                                ( 40,040)         (9,439)

                 Total other income (expenses)                    ( 27,787)         (2,932)


            Loss before extraordinary income                      (204,591)       (534,483)

            Extraordinary income - forgiveness of debt               9,897               -

            Net loss                                            $ (194,694)      $(534,483)



            Basic and diluted loss per share:
               Loss before extraordinary item                 $ (     1.38)   $ (     2.03)
               Extraordinary income                                    .04               -

                 Net loss                                     $ (     1.34)   $ (     2.03)



                  See notes to the financial statements.

                                                          Celebrity Entertainment, Inc.
                                                       Statements of Stockholders' Equity
                                                                   (Unaudited)


                                                                                              Treasury Stock           Additional
                                        Preferred Stock         Common Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares    Amount         Shares    Shares     Amount     Capital


Balance, January  1, 1998           1,064,000  $ 10,640       262,690    $  26        10,100     475,000  $ 500,000   $  18,312,117

Net loss                                 -         -             -          -           -           -          -               -

Balance at March 31, 1998           1,064,000  $ 10,640       262,690    $  26        10,100     475,000  $ 500,000   $  18,312,117



                                                           Accumulated             Unrealized Gain
                                                             Deficit               On Investment



Balance, January  1, 1998                                  $ (17,098,887)                 $29,200

Net loss                                                     (   194,694)                       -

Balance at March 31, 1998                                  $ (17,293,581)                 $29,200

 See accompanying notes to the financial statements.

                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows

                                                       (Unaudited)

          Three months ended March 31,                                     1998              1997

          Cash flows from operating activities:
             Loss before extraordinary item                          $   (204,591)     $  (534,483)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization                                29,257           31,710
              Stock issued in payment of finder's fee for debt                  -           78,680
             Stock issued in payment of consulting fees                        -           103,780

             Change in current assets and liabilities:
              (Increase) decrease in:
                Accounts receivable                                        29,607          244,204
                Accrued interest receivable                              ( 11,560)               -
                Deposit                                                  ( 49,850)               -
              Increase (decrease) in:
                Accounts payable and accrued expenses                      48,355           32,563
                Deferred membership revenues                                    -            1,096

                  Net cash used for operating activities                 (158,782)        ( 42,450)

           Cash flows from investing activities:
             Purchase of property and equipment                          (  1,252)        (  3,416)
             Loans to related party                                      (145,806)               -
             Investment in oil and gas lease                                    -         (330,125)

                  Net cash used for investing activities                 (147,058)        (333,541)

            Cash flows from financing activities:
             Proceeds from issuance of notes to related party             202,215                -
             Repayment of loan payable                                          -            (7,511)

                  Net cash provided by financing activities               202,215            (7,511)

            Decrease in cash and cash equivalents                        (103,625)         (383,502)

            Cash and cash equivalents, beginning of period                121,536           444,510

            Cash and cash equivalents, end of period                    $  17,911      $     61,008


            Supplemental disclosure of cash paid for:

             Interest                                                   $   7,650      $      9,439
             Income taxes                                               $       -      $          -

See accompanying notes to the financial statements.

                             CELEBRITY ENTERTAINMENT, INC.
                             NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three-months ended March 31, 1998 and 1997. The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1997 Form 10-KSB.

2.    Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 1998 and 1997:

                                                      1997              1996

Loss before extraordinary item                 $(  204,591)      $(  534,483)
Preferred dividends                             (  157,414)       (  157,414)

Loss to common shareholders
   before extraordinary income                  (  362,005)       (  691,897)

Extraordinary income - forgiveness of debt           9,897                 -

Net loss                                       $(  352,108)      $(  691,897)


Weighted average common shares outstanding         262,690           340,690

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     1.38)      $(     2.03)
   Extraordinary income                                .04                 -

      Net loss                                 $(     1.34)      $(     2.03)

3.    Property and equipment

Property and equipment as of March 31, 1997 consisted of the following:

 Land                                                             $  670,780
 Buildings and improvements                                        2,885,593
 Equipment                                                           157,805
 Furniture and fixtures                                               61,495

   Total property and equipment, cost                              3,775,673
   Less: accumulated depreciation and amortization                 ( 795,028)

 Total property and equipment, net                               $ 2,980,645

4.    Subsequent event - refinancing

The mortgage holder on the Resort property declined to extend the term of the note and had initiated foreclosure proceedings. Management of the Company arranged for alternative financing to prevent the foreclosure sale scheduled for April 28, 1998. The Company retains ownership of the resort with first and second mortgages secured by the property.



Item 2.  Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-QSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to (i) the ability of the Company to complete a business combination or acquisition as anticipated, (ii) the securing of financing sufficient to fund such business combination, acquisition, settlement of outstanding debt and litigation, or the expansion of the Resort, and/or (iii) change in operating results provided by the Resort or any newly-acquired operations due to economic or competitive conditions or otherwise.

General

      The Company is principally engaged in the development, ownership, marketing and operation of a destination resort community and fishing camp located on Orange Lake near Ocala, Florida. Management is currently considering alternative business activities for the Company which could result in a decision to sell the resort property.

Results of Operations

Three-month Period Ended March 31, 1998 Compared to Three-month Period Ended March 31, 1997:

      Revenues for the three-month period ended March 31, 1998 amounted to $96,995 compared to $86,942 for the three-month period ended March 31, 1997, reflecting an increase of $10,053. Revenues are comprised of memberships paid in full, dues and resort operations. The increase in revenues reflected for the three-month period ended March 31, 1998 is a result of improved marketing and use of the Company's resort facilities.

      Selling, general and administrative expenses were $273,799 for the three months ended March 31, 1998 compared to $618,493 for the three-month period ended March 31, 1997, representing a decrease of $344,694. The decrease is due principally to expenses related to consulting activities in connection with business acquisitions in the prior-year period.

      During the three-month period ended March 31, 1998, $40,040 in interest expense was charged to operations compared to $9,439 charged to interest expense for the three-month period ended March 31, 1997, reflecting an increase of $30,601. The increase is due principally to the amounts paid pursuant to notes issued in connection with settlements of liabilities related to convertible securities of the Company issued in 1996.

      Net loss for the three-month period ended March 31, 1998 was $194,695, which represents a decrease in loss of $339,788 compared to the net loss of $534,483 for the prior-year period. The decrease is due principally to reduction of expenses related to consulting activities in connection with business acquisitions in the prior-year period.

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

      Cash decreased $103,625 to $17,911 at March 31, 1998 from $121,536 at
December 31, 1997. Net cash used for operating activities was $158,782 during the three-month period ended March 31, 1998 compared to cash used for operating activities of $42,450 during the three-month period ended March 31, 1997. The change in cash used for operating activities resulted primarily from a reduction in accounts receivable and payments related to settlements of convertible securities.

Investing Activities

      During the three-month period ended March 31, 1998, there was $147,058 used for investing activities, compared with $333,541 used for investing activities during the three-month period ended March 31, 1997. The Company's investment in oil and gas exploration is expected to begin providing net revenue in the second half of 1998.

Financing Activities

      During the three-month period ended March 31, 1998, net cash provided by financing activities was $202,215, representing an increase of $209,726 over net cash used in financing activities of $7,511 during the three-month period ended March 31, 1997. The increase is a result primarily of the proceeds derived from a note issued to a related party.

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

Date: May 15, 1998
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President