Form 10QSB
period 1998-06-30
CELEBRITY ENTERTAINMENT INC
filed 1998-08-20
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of August 14, 1998 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                             CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended June 30, 1998


                                      INDEX
                                                          Page Number


PART I.           FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements (Unaudited)

                     Balance Sheet

                     Statement of Operations

                     Statement of Cash Flows

                     Statement of Stockholders  Equity

                     Notes to Financial Statements

      Item 2.     Management s Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 2.     Changes in Securities

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES


























                     Celebrity Entertainment, Inc.and Subsidiary
                            Consolidated Balance Sheet
                                  June 30, 1998
                                    (Unaudited)

                                 Assets
Current assets:
 Cash                                                            $    47,661
 Accounts receivable                                                  27,534
 Prepaid expenses                                                      5,000

   Total current assets                                               80,195

Property and equipment, net                                        2,952,340

Other assets:
 Deposit                                                                 895
 Note receivable - related party                                     686,112
 Accrued interest receivable - related party                          25,832
 Investment in warrants - related party                               29,200
 Investment in oil and gas lease,
   net of allowance for impairment of $465,000                     1,251,221

Total assets                                                     $ 5,025,795

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   245,677
 Accrued expenses                                                    246,204
 Notes payable - related parties                                     887,103
 Note payable - affiliate                                             67,836
 Notes payable - debenture settlements                               886,665
 Accrued interest                                                    308,418
 Convertible debentures payable                                    1,640,000

    Total current liabilities                                      4,281,903

Long-term debt, net of current portion                               625,000

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (17,733,091)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)
 Unrealized gain on investment                                        29,200

    Total stockholders' equity                                       118,892

Total liabilities and stockholders' equity                       $ 5,025,795

                See accompanying notes to financial statements.

                       Celebrity Entertainment, Inc., and Subsidiary

                          Consolidated Statement of Operations

                      For the Six Months Ended June 30, 1998 and 1997

                                       (Unaudited)


                                         Three Months Ended              Six Months Ended
                                               June 30,                      June 30,
                                          1998          1997            1998         1997
Revenues:
    Resort operations             $    43,360     $ 37,185        $   140,355      $  124,127
    Oil and gas                        23,427            -             23,427              -

    Total revenues                     66,787       37,185            163,782         124,127


Selling, general & administrative     380,615      560,618            654,414       1,179,111

    Operating profit (loss)          (313,828)  (  523,433)        ( 490,632)     (1,051,763)

Other income (expenses):
    Interest income                    14,570        1,486             26,823           7,993
    Forgiveness of debt                     -        3,221              9,897           3,221
    Interest expense                 (135,270)   (  12,731)       (   175,310)     (   22,170)
    Loss on disposition of stock     (  4,982)           -        (     4,982)              -

    Total other income (expenses)    (125,682)   (   8,024)       (   143,572)     (   14,177)

Net loss                           $ (439,510)   $(531,457)       $(  634,204)    $(1,065,940)



Basic and diluted loss per share:
 Loss before extraordinary item      $ ( 2.28)    $ ( 1.86)          $ ( 3.66)       $ ( 3.73)
  Extraordinary income                      -            -               0.04               -

Net loss                             $ ( 2.28)    $ ( 1.86)          $ ( 3.62)       $ ( 3.73)




                             See accompanying notes to the financial statements.


                  Celebrity Entertainment, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows


                                                         Unaudited

Six months ended June 30,                               1998            1997
Cash flows from operating activities:
 Net loss                                           $(  634,204)    $(1,065,940)
   Adjustments to reconcile net loss to net
   cash used for operating activities:                      -
   Depreciation and amortization                          57,954          64,656
   Forgiveness of debt                                (    9,897)              -
   Loss on disposition of stock                            4,982               -
   Stock issued in payment of finder's fee for debt            -          78,680
   Stock issued in payment of consulting fees                  -          63,702

 Change in current assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                     4,531               -
   Prepaid expenses                                    (   5,000)              -
   Deposits                                            (     895)              -
   Prepaid expenses and accounts receivable                    -         224,426
   Accrued interest receivable                         (  25,832)              -
 Increase (decrease) in:
   Accounts payable and accrued expenses               (  42,618)        672,981
   Deferred membership revenues                                -           4,625
   Accrued interest payable                              113,147               -

 Net cash provided by (used in)
   operating activities                                ( 537,832)         43,130

Cash flows from investing activities:
   Purchase of property and equipment                     (1,644)        ( 8,706)
   Investment in joint venture                                 -        ( 30,752)
   Advances on note receivable - related party          (213,612)              -

Net cash used in investing activities                   (215,256)       ( 39,458)

Cash flows from financing activities:
   Payments of long-term debt                          ( 182,279)       (  9,676)
   Proceeds from notes                                 1,281,402               -
   Payoff of mortgage note                             ( 419,910)              -

Net cash provided by (used in) financing activities      679,213        (  9,676)

Decrease in cash and cash equivalents                 (   73,875)       (  6,204)

Cash and cash equivalents, beginning of period           121,536         444,510

Cash and cash equivalents, end of period            $     47,661     $   438,306

Supplemental disclosure of cash paid for:

Interest                                            $     76,736     $    22,170
Income taxes                                                -               -

See accompanying notes to financial statements.










                                                Celebrity Entertainment, Inc. and Subsidiary
                                              Consolidated Statements of Stockholders' Equity
                                                                   (Unaudited)


                                                                                              Treasury Stock
                                        Preferred Stock         Common Stock            Common   Preferred
                                       Shares    Amount        Shares    Amount         Shares    Shares     Amount


Balance, January  1, 1998           1,064,000  $ 10,640       262,690    $  26        10,100     475,000  $ 500,000

Net loss                                 -         -             -          -           -           -          -

Balance at June 30, 1998            1,064,000  $ 10,640       262,690    $  26        10,100     475,000  $ 500,000



                                    Additional
                                     Paid in               Accumulated             Unrealized Gain
                                       Capital                 Deficit                On Investment


Balance, January  1, 1998           $18,312,117            $ (17,098,887)                 $29,200

Net loss                                      -              (   634,204)                       -

Balance at June 30, 1998            $18,312,117            $ (17,733,091)                 $29,200

 See accompanying notes to the financial statements.





















                       CELEBRITY ENTERTAINMENT, INC. AND SUBSIDIARY
                             NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows for the three-month period and for the six month period ended June 30, 1998 and 1997. The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1997 Form 10-KSB.

The Company's wholly-owned subsidiary manages the development of an oil and gas lease in Texas. Operations of the subsidiary began during the second quarter of 1998 and, accordingly, the Company is presenting consolidated financial statements including the assets, liabilities and results of operations of the subsidiary.

2.    Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the three months ended June 30, 1998 and 1997:

                                                      1998              1997

Loss before extraordinary item                 $(  644,101)      $(  534,483)

Preferred dividends                             (  316,576)       (  316,576)

Loss to common shareholders
   before extraordinary income                  (  960,677)       (  851,059)

Extraordinary income - forgiveness of debt           9,897                 -

Net loss to common shareholders                $(  950,780)      $(  851,059)


Weighted average common shares outstanding         262,690           340,690

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     3.66)      $(     2.03)
   Extraordinary income                                .04                 -

      Net loss                                 $(     3.62)      $(     2.03)





3.    Property and equipment

Property and equipment as of June 30, 1998 consisted of the following:

 Land                                                             $  670,780
 Buildings and improvements                                        2,885,593
 Equipment                                                           157,804
 Furniture and fixtures                                               61,888

   Total property and equipment, cost                              3,776,065
   Less: accumulated depreciation and amortization                 ( 823,725)

 Total property and equipment, net                               $ 2,952,340





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

General

      The Company is principally engaged in the development, ownership, marketing and operation of a destination resort community and fishing camp located on Orange Lake near Ocala, Florida. The Company is also engaged in the development of an oil and gas lease in Texas.

      On August 4, 1998, the SEC issued expanded requirements for disclosure regarding the international computer programming problems whereby certain computer programs will not be able to properly recognize the date in the year 2000. Management believes the Company has no material exposure from the year 2000 problem. The Company's management information systems advisor reports that because the Company's system was originally designed to be unaffected by year 2000 problem, the Company has no exposure to the problem within its own system. The Company has consulted major vendors and suppliers whose non-compliance with correction of the problem could cause material damage to the Company and has determined that such vendors and suppliers have plans in place that will circumvent year 2000 problems that could affect the Company.

Results of Operations

Six-month Period Ended June 30, 1998 Compared to Six-month Period Ended June 30, 1997:

      Revenues for the six-month period ended June 30, 1998 amounted to $163,782 compared to $124,127 for the six-month period ended June 30, 1997, reflecting an increase of $39,655. Revenues are comprised of resort memberships paid in full, dues and resort operations together with subsidiary operations. The increase in revenues reflected for the six-month period ended June 30, 1998 is a result of improved marketing and use of the Company's resort facilities combined with revenues from the Company's oil and gas subsidiary.

      Selling, general and administrative expenses were $654,414 for the six months ended June 30, 1998 compared to $1,179,111 for the six-month period ended June 30, 1997, representing a decrease of $524,697. The decrease is due principally to expenses related to consulting activities in connection with business acquisitions in the prior-year period.

      During the six-month period ended June 30, 1998, $175,310 in interest expense was charged to operations compared to $22,170 charged to interest expense for the six-month period ended June 30, 1997, reflecting an increase of $153,140. The increase is due principally to the amounts paid pursuant to notes issued in connection with settlements of liabilities related to convertible securities of the Company issued in 1996.

      Net loss for the six-month period ended June 30, 1998 was $634,204, which represents a decrease in loss of $431,736 compared to the net loss of $1,065,940 for the prior-year period. The decrease is due principally to reduction of expenses related to consulting activities in connection with business acquisitions in the prior-year period.

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

      Cash decreased $73,875 to $47,661 at June 30, 1998 from $121,536 at
December 31, 1997. Net cash used for operating activities was $537,832 during the six-month period ended June 30, 1998 compared to cash provided by operating activities of $43,130 during the six-month period ended June 30, 1997. The change in cash used for operating activities resulted primarily from a reduction in net loss, reduction of accounts receivable and increase in accrued interest payable.

Investing Activities

      During the six-month period ended June 30, 1998, there was $215,256 used for investing activities, compared with $39,458 used for investing activities during the three-month period ended June 30, 1997. The increase was primarily due to increased advances on a note receivable - related party.

Financing Activities

      During the three-month period ended June 30, 1998, net cash provided by financing activities was $679,213, representing an increase of $688,889 over net cash used in financing activities of $9,676 during the six-month period ended June 30, 1997. The increase is a result primarily of the proceeds derived from a note issued to a related party.

      During the second quarter of 1998 the Company completed the refinancing of the resort property which prevented the foreclosure sale that had been scheduled for April 28, 1998. The Company is currently negotiating for additional financing to improve the resort facilities as well as a possible sale of the resort property. The Company continues to seek the acquisition of additional business activities in order to increase operating revenues.

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


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit Index

Exhibit 10.1 Promissory Note in the original principal amount of $350,000 payable to Roger and Carole Martin, Trustees, et al., dated April 28, 1998.

Exhibit 10.2 Mortgage in favor of Roger and Carole Martin, Trustees, et al., dated April 28, 1998.

Exhibit 10.3    Joint Venture Agreement with Brad H. Muller dated April 28,
                1998.

Exhibit 10.4    Second Mortgage in favor of Brad H. Muller dated April 28, 1998.

(b)   Reports on Form 8-K.

None.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 1998
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President