Form 10QSB
period 1998-09-30
CELEBRITY ENTERTAINMENT INC
filed 1998-11-23
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of November 14, 1998 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]


                              CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended September 30, 1998


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

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES


                   Celebrity Entertainment, Inc. and Subsidiary
                            Consolidated Balance Sheet
                               September 30, 1998
                                    (Unaudited)

                                 Assets
Current assets:
 Cash                                                            $     1,434
 Accounts receivable                                                  18,724
 Prepaid expenses                                                      2,673

   Total current assets                                               22,831

Property and equipment, net                                        2,924,978

Other assets:
 Deposit                                                               2,685
 Note receivable - related party                                     696,919
 Accrued interest receivable - related party                          40,961
 Investment in warrants - related party                               29,200
 Investment in oil and gas lease,
   net of allowance for impairment of $465,000                     1,201,221

Total assets                                                     $ 4,918,795

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   335,663
 Accrued expenses                                                    192,445
 Notes payable - related parties                                     970,403
 Note payable                                                        275,000
 Note payable - affiliate                                             60,880
 Notes payable - debenture settlements                               881,534
 Accrued interest                                                    345,703
 Convertible debentures payable                                    1,640,000

    Total current liabilities                                      4,701,628

Long-term debt                                                       350,000

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (17,984,816)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)
 Unrealized gain on investment                                        29,200
    Total stockholders' deficit                                     (132,833)

Total liabilities and stockholders' equity                       $ 4,918,795

                   See accompanying notes to financial statements.

                                   Celebrity Entertainment, Inc.

                              Consolidated Statement of Operations
                               and Changes in Accumulated Deficit

                                       (Unaudited)

                                       Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                       1998          1997         1998        1997

Revenues:
    Resort revenue                $    28,932      $ 32,093    $  169,287   $ 156,219
    Oil and gas revenue                23,848             -        47,275           -
      Total revenues                   52,780        32,093       216,562     156,219

Selling, general & administrative     269,406       490,744       923,820   1,669,855
    Operating loss                   (216,626)     (458,651)    ( 707,258) (1,513,636)

Other income (expense):
    Interest income                    15,311         1,491        42,134       9,485
    Dividend income                         -        86,802             -      86,802
    Forgiveness of debt                     -             -         9,897       3,221
    Loss on disposition of stock            -             -       ( 4,982)          -
    Interest expense                  (50,410)      (10,025)    ( 225,720)    (32,195)
    Total other income (expense)      (35,099)       78,268     ( 178,671)     67,313

Net loss                             (251,725)     (380,383)   (  885,929) (1,446,323)

Accumulated deficit -
   beginning of period            (17,733,091)  (17,375,423)  (17,098,887)(16,309,483)

Accumulated deficit -
   end of period                 $(17,984,816) $(17,755,806)$(17,984,816)$(17,755,806)

Basic and diluted loss per share:

    Loss before extraordinary item     $(1.57)       $(1.87)      $(5.23)      $(5.24)
    Extraordinary income                    -             -          .04          .01
    Net loss per common share          $(1.57)       $(1.87)      $(5.19)      $(5.23)

                   See accompanying notes to the financial statements.

                        Celebrity Entertainment, Inc.

                           Statement of Cash Flows
                                  Unaudited

                                         For the Nine Months Ended September
30,
                                                        1998            1997
Cash flows from operating activities:
 Net loss                                        $(  885,929)    $(1,446,323)
   Adjustments to reconcile net loss to net
   cash used for operating activities:                  -
     Depreciation and amortization                    85,316          94,345
     Loss on disposition of stock                      4,982               -
     Gain on forgiveness of debt                  (    9,897)              -
     Stock issued in payment of finder's fee
       for debt                                            -          78,680
     Stock issued in payment of consulting fees            -         108,780

 Change in current assets and liabilities:
   (Increase) decrease in:
     Prepaid expenses and accounts receivable         10,668      (    6,447)
     Notes receivable                                      -         266,000
     Deposits                                       (  2,685)              -
     Accrued interest receivable                    ( 40,961)              -
   Increase (decrease) in:
     Note payable                                          -         425,817
     Accounts payable and accrued expenses            43,609          90,226
     Deferred membership revenues                          -           6,479
     Due to affiliate                                      -          70,129
     Accrued interest payable                        150,432               -

Net cash used in operating activities               (644,465)     (  312,314)

Cash flows from investing activities:
   Purchase of property and equipment                 (1,644)     (    9,947)
   Advances on note receivable - related party      (224,419)              -
   Investment in joint venture - oil & gas lease           -      (1,102,221)
   Proceeds on redemption of stock                         -       1,253,180

Net cash (used in) provided by
     investing activities                           (226,063)        141,012

Cash flows from financing activities:
   Proceeds from note                                709,315               -
   Proceeds from notes - other                       679,581               -
   Payments on mortgage                             (419,910)              -
   Payments on long-term debt                       (218,560)              -
   Proceeds from the sale of common stock                  -               -
   Settlement of convertible debentures                    -      (  113,000)

Net cash (used in) provided by
      financing activities                           750,426      (  113,000)

Increase (decrease) in cash and cash equivalents    (120,102)     (  284,302)

Cash and cash equivalents, beginning of period       121,536         444,510

Cash and cash equivalents, end of period        $      1,434     $   160,208

Supplemental disclosures of cash flow information:

Interest                                        $     85,486     $    32,195
Income taxes                                               -               -

Noncash investing and financing activities:

Stock issued in payment of finder's fee
   for debt                                     $          -     $    94,345
Stock issued in payment of consulting fees      $          -     $   108,780

See accompanying notes to financial statements.


                               Celebrity Entertainment, Inc. and Subsidiary
                             Consolidated Statements of Stockholders' Equity
                                              (Unaudited)




                                                                 Treasury Stock
                     Preferred Stock      Common  Stock      Common   Preferred
                     Shares     Amount    Shares   Amount    Shares   Shares   Amount

Balance
January  1, 1998     1,064,000  $ 10,640  262,690  $  26     10,100   475,000  $500,000

Net loss                 -         -        -          -      -         -         -

Balance at
September 30, 1998   1,064,000  $ 10,640  262,690  $  26     10,100   475,000  $500,000



                     Additional
                     Paid in                 Accumulated           Unrealized Gain
                     Capital                 Deficit               On Investment
Balance
January  1, 1998     $18,312,117             $ (17,098,887)        $29,200

Net loss                   -                 (     885,929)          -

Balance at
September 30, 1998   $18,312,117             $ (17,984,816)        $29,200

 See accompanying notes to the financial statements.

                      CELEBRITY ENTERTAINMENT, INC. AND SUBSIDIARY
                             NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the three-month period and for the nine month period ended September 30, 1998 and 1997. The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1997 Form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30, 1998 and 1997:

                                                      1998              1997

Loss before extraordinary item                 $(  895,826)      $(1,449,544)
Preferred dividends                             (  477,488)       (  477,488)

Loss to common shareholders
   before extraordinary income                  (1,373,314)       (1,927,032)

Extraordinary income - forgiveness of debt           9,897             3,221

Net loss to common shareholders                $(1,363,417)      $(1,923,811)


Weighted average common shares outstanding         262,690           367,891

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     5.23)      $(     5.24)
   Extraordinary income                                .04               .01

      Net loss                                 $(     5.19)      $(     5.23)

3.    Property and equipment

Property and equipment as of September 30, 1998 consisted of the following:

 Land                                                             $  670,780
 Buildings and improvements                                        2,885,593
 Equipment                                                           157,804
 Furniture and fixtures                                               61,888

   Total property and equipment, cost                              3,776,065
   Less: accumulated depreciation and amortization                 ( 851,087)

 Total property and equipment, net                               $ 2,924,978

4. Subsequent Events

On November 3, 1998, the Company sold the resort property for $1.2 million. Proceeds were used to satisfy mortgage liens of $625,000 and in settlement of other liens and claims of approximately $800,000. The property had a basis of approximately $2.9 million. The Company incurred a loss on sale of approximately $1.7 million.


Item 2.  Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-QSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to (i) the inability of the Company to complete a business combination or acquisition as anticipated, (ii) the securing of financing sufficient to fund such business combination, acquisition, settlement of outstanding debt and litigation, and/or (iii) change in operating results provided by the Resort or any newly-acquired operations due to economic or competitive conditions or otherwise.

General

The Company is principally engaged in the development, ownership, marketing and operation of a destination resort community and fishing camp located on Orange Lake near Ocala, Florida and the operation, through its subsidiary, of an oil and gas well in Texas. As detailed in Note 4 of the financial statements, the resort was sold on November 3, 1998.

Year 2000 Reporting

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

Results of Operations

Nine-month Period Ended September 30, 1998 Compared to Nine-month Period Ended September 30, 1997:

Revenues for the nine-month period ended September 30, 1998 amounted to $216,562 compared to $156,219 for the nine-month period ended September 30, 1997, reflecting an increase of $60,343. Revenues are comprised of resort memberships paid in full, dues and resort operations together with subsidiary operations. The increase in revenues reflected for the nine-month period ended September 30, 1998 is a result of improved marketing and use of the Company's resort facilities combined with revenues from the Company's subsidiary.

Selling, general and administrative expenses were $923,820 for the nine months ended September 30, 1998 compared to $1,669,855 for the nine-month period ended September 30, 1997, representing a decrease of $746,035. The decrease is due principally to expenses related to consulting activities in connection with business acquisitions in the prior-year period.

During the nine-month period ended September 30, 1998, $225,720 in interest expense was charged to operations compared to $32,195 charged to interest expense for the nine-month period ended September 30, 1997, reflecting an increase of $193,525. The increase is due principally to the amounts incurred pursuant to notes issued in connection with settlements of liabilities related to convertible securities of the Company issued in 1996.

Net loss for the nine-month period ended September 30, 1998 was $885,929, which represents a decrease in loss of $560,394 compared to the net loss of $1,446,323 for the prior-year period. The decrease is due principally to reduction of expenses related to consulting activities in connection with business acquisitions in the prior-year period.

Liquidity and Capital Resources

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

The revised marketing and sales approach, initiated in 1995 in response to changing interests of the public away from memberships in favor of destination and special interest resort amenities, has resulted in an increase in cash flows from operations for the current year, which trend is expected to continue.

Cash decreased $120,102 to $1,434 at September 30, 1998 from $121,536 at December 31, 1997. Net cash used for operating activities was $644,465 during the nine-month period ended September 30, 1998 compared to cash used in operating activities of $312,314 during the nine-month period ended September 30, 1997. The increase is primarily due to payments made relating to the oil and gas operations of the subsidiary and for costs associated with the refinancing and sale of the Resort.

Investing Activities

During the nine-month period ended September 30, 1998, there was $226,063 used for investing activities, compared with $141,012 provided by investing activities during the nine-month period ended September 30, 1997. In 1998 funds were used primarily for advances on a note receivable - related party (See Item 5, Other Information - Certain Relationships and Related Transactions.) In the same period of the prior year funds were provided by proceeds on redemption of stock and primarily used for an investment in an oil and gas lease and related operations.

Financing Activities

During the nine-month period ended September 30, 1998, net cash provided by financing activities was $750,426, representing an increase of $863,426 over net cash used in financing activities of $113,000 during the nine-month period ended September 30, 1997. The increase is a result primarily of the proceeds derived from a note issued to a related party. (See Item 5, Other Information
- Certain Relationships and Related Transactions.)

During the second quarter of 1998 the Company completed the refinancing of the resort property which prevented the foreclosure sale that had been scheduled for April 28, 1998. Pursuant to the terms of the refinancing, the Company accepted offers for purchase of the resort property and entered into a contract of sale with one party. On November 3, 1998, the Company sold the resort property for $1.2 million. Proceeds were used to satisfy mortgage liens of $625,000 and in settlement of other liens and claims of approximately $800,000. The Company continues to seek the acquisition of additional business activities in order to increase operating revenues.

The Company has been experiencing a liquidity problem and must obtain financing in addition to expected revenues from operations in order to pay its past due obligations and meet its current obligations as they come due.


PART II.   OTHER INFORMATION

Item 5:     Other Information.

Certain Relationships and Related Transactions


During the third quarter of 1998, the Company was loaned a total of $83,401 by Princeton Media Group, Inc. ("PMG"), whose Chairman and a director is James J. McNamara, Chairman and President of the Company. This amount was in addition to funds loaned to the Company by PMG during the first two quarters of 1998 totaling $602,986 and during 1997 totaling $284,017. All of such amounts loaned remain outstanding. The total amount outstanding as of September 30, 1998 was $970,404. Accrued interest as of September 30, 1998, totaled $44,247. The loan to the Company accrues interest at prime rate, which was 8.5% as of September 30, 1998, and is payable on demand. The loan was unsecured as of September 30, 1998. The Company has agreed to secure the repayment of the loan by a mortgage on oil and gas operations owned by Celebrity in Texas with a book value of approximately $1,200,000. The mortgage would be subordinate to prior obligations owing to others, including approximately $300,000 payable over the next 18 months. There is a substantial question whether the Company would be able to repay the loan. Moreover, there is no assurance that a foreclosure proceeding on the oil and gas operations would render sufficient proceeds to repay the loan in full. In addition, there is no assurance the Company will retain its ownership of the oil and gas lease. The loan has been guaranteed to PMG by Mr. McNamara to the extent of amounts owing by Mr. McNamara to the Company.

During the third quarter of 1998, the Company loaned a total of $10,806 to Mr. McNamara. The Company had previously loaned an aggregate of $686,112 to Mr. McNamara during 1997 and the first two quarters of 1998, most of which amounts remain outstanding. The total amount owed by Mr. McNamara to the Company as of September 30, 1998 was $696,918. The loan from the Company to Mr. McNamara accrues interest at prime rate, which was 8.5% as of September 30, 1998 and is payable on demand. The loan to Mr. McNamara is unsecured.

The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by PMG to an entity wholly controlled by J. William Metzger, the only other director of the Company, as compensation for consulting services rendered by Mr. Metzger during the nine months ended September 30, 1998.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.

None.

(b)   Reports on Form 8-K.

None.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 1998
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President