Form 10KSB
period 1998-12-31
CELEBRITY ENTERTAINMENT INC
filed 1999-04-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Securities  registered  pursuant  to Section 12(g) of the Act as of December
31,
1998: Common Stock, $0.0001 par value per share.

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

State issuer's revenues for its most recent fiscal year. $250,853.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 15, 1999 was approximately $-0-.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 1998 was 262,690.
Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]



                                 CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1998


                                      INDEX

                   HEADING                                              PAGE

PART  I
Item 1.           Description of Business                               3
Item 2.           Description of Property                               9
Item 3.           Legal Proceedings                                     9
Item 4.           Submission of Matters to a Vote of Security Holders
10


PART  II
Item 5.           Market for Common Equity and Related
                        Stockholder Matters                             10
Item 6.           Management's  Discussion  and  Analysis  or
                        Plan of Operation                               11
Item 7.           Financial Statements                                  14
Item 8.           Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure          14

PART  III
Item  9.          Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act               14
Item 10.          Executive Compensation                                16
Item 11.          Security Ownership of Certain Beneficial Owners
                        and Management                                  17
Item 12.          Certain Relationships and Related Transactions        19
Item 13.          Exhibits and Reports on Form 8-K                      20

SIGNATURES                                                              25





      PART   1

ITEM 1.     DESCRIPTION  OF  BUSINESS

      Celebrity Entertainment, Inc. (formerly Celebrity Resorts, Inc. and hereinafter referred to as the "Company") was organized pursuant to the laws of the State of Delaware on July 27, 1987 under the name of Celebrity Fish Camps and RV Parks, Inc. for the purpose of owning, developing, marketing and operating a destination resort community and fish camp (the "Resort") on Orange
Lake near Ocala, Florida. The Company operated the Resort until it was sold in November, 1998.

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

      The principal executive offices of the Company are located at 214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480 and its telephone number is (561) 659-1660.

Business

The Resort

      The Resort offered extensive outdoor recreational activities including camping sites for 125 RV's, fishing, golf and swimming. The resort was sold in November, 1998.

Investment in Oil and Gas Development

     During 1997, the Company concluded its business relationship with a start-up corporation (the "Corporation") with regard to the exploration, development and production of oil and gas pursuant to a mineral lease on approximately 9,500 acres near Breckenridge, Texas (the "Lease"). The Company had previously loaned certain amounts to the Corporation which had obtained rights to the Lease, as part of negotiations concerning a possible business combination. Additionally, the Corporation had purchased 140,000 shares of the
Company's common stock. In connection with a settlement agreement completed in
September 1997 among the Company, the Corporation and certain individuals (the "Settlement Agreement"), the Company paid certain amounts to certain parties and entities and undertook the obligation to continue to pay amounts over a schedule of eight to 20 months. Additionally, the Corporation returned the stock to the
Company. As a result of the Settlement Agreement, the Company acquired the undivided rights to the Lease. Pursuant to the requirements of the Lease, the Company provided the financing for the drilling of two oil and gas wells on the
Lease property in August 1997 and January 1998. One of the wells will not deliver any production and was capped. The other well demonstrated evidence of the possibility of oil and gas reserves and production from this well commenced during April 1998. Among other requirements and obligations, the Lease contains a continuous drilling provision so that the Company must drill a new well every 120 days in order to maintain its rights to the Lease. The Company did not continue to drill additional wells on the Lease property and consequently the Lease expired in September 1998. The Company is in negotiations with several established oil and gas entities who have expressed interest in purchasing the Company's existing well and a renewal lease with the landowners, which the Company is also presently negotiating to secure with the landowners. However, there is no assurance that either the production of mineral reserves will return net profits to the Company or that a transaction can be consummated with a purchaser of the production and a renewal of the Lease with the landowners. The Company has engaged professionals and experts in the energy industry who are providing their services to the Company for the management and supervision of the production activities and the negotiation for renewed lease rights and obligations. At the end of 1998 the Company was uncertain of any future economic benefit from the investment in the oil and gas investment and wrote down its value to zero.

ITEM 2.    DESCRIPTION OF PROPERTY, EXECUTIVE OFFICE AND LEASE


      The Company maintains an executive office on Palm Beach and pays rent of $2,904 per month on a month-to-month lease basis.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to the following legal proceedings:

      1.    Litigation commenced in the Supreme Court of New York, County of
New
York by Maslo Fund Ltd., Walsh Investments Limited and Madison Trading, Inc. alleging breach by the Company of certain convertible debentures; damages sought in the amount of $715,000 plus costs. The Company effected a settlement with the parties and the action was dismissed in November 1998.

      2. Garnishment action brought by Francis G. Walsh et al. seeking to garnish funds allegedly owed by the Company to David Jakobot et al., in Palm Beach County Circuit Court. This action seeks to direct to certain third parties payment of sums allegedly owed by the Company to David Jakobot et al. The Company is vigorously defending this action and does not anticipate that it will incur any loss or damage as a result of this action, other than legal expenses. If the Company is unsuccessful in defending the legal action, damages could be assessed against the Company in the amount of not less than $190,000.

      3.    Litigation commenced by U.C. Financial in the United States
District
Court, Southern District of New York alleging breach of convertible debentures.
The Company is in settlement negotiations with the plaintiff and anticipates a settlement to be concluded during 1999. The Company is defending the legal action which, if unsuccessful, could result in damages to be assessed against the Company in an amount of not less than $700,000.



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

                                Common Stock (1)

                                                  Bid
                 Period of Quotation        High       Low

               1998 - The stock has not been trading.

                 1997
                 First Quarter        $   3 1/2     $   .03
                 Second Quarter           2 1/2         .03
                 Third Quarter               -           -
                 Fourth Quarter              -           -


(1) Quotes have been restated to adjust for the 1995 (1:5) and 1997 (1:50) Reverse Splits.

      As of December 31, 1997 and 1998, there were 262,690 shares of Common Stock outstanding. As of the same dates, there were approximately 275 holders of record of the Common Stock, 285 holders of record of Common Stock Warrants and 10 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totaled 1,074 as of the same dates.

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





Item 5:     Other Information.

Certain Relationships and Related Transactions


During 1998, the Company was loaned a total of $685,971 by Princeton Media Group, Inc. ("PMG"), whose Chairman and a director is James J. McNamara, Chairman and President of the Company. This amount was in addition to funds loaned to the Company by PMG during 1997 totaling $284,017. Accrued interest totaled $44,288. The loan to the Company accrued interest at prime rate and was payable on demand. The loan was written off by both parties as of December 31, 1998. During 1998, the Company loaned a total of $218,021 to Mr. McNamara. The Company had previously loaned an aggregate of $472,500 to Mr. McNamara during 1997. The loan to Mr. McNamara was forgiven during November 1998 in connection with the sale of the Company's Resort. The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by the PMG to an entity wholly controlled by J. William Metzger, the only other director of the Company, in connection with consulting services rendered to the Company by Mr. Metzger during 1998.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

Statements contained in this Form 10-KSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to (i) the inability of the Company to complete a business combination or acquisition, and/or (ii) the securing of financing sufficient to fund such business combination, acquisition, settlement of outstanding debt and litigation.

General

The Company currently operates one oil and gas well. Management is investigating possible acquisitions of new operations to restore shareholder value.

Results of Operations

Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997:

      Revenues for the fiscal year ended December 31, 1998, amounted to
$250,853
compared to $257,735 for the fiscal year ended December 31, 1997. Revenues were derived from memberships paid in full, dues and resort operations. The decrease in revenues resulted from the sale of the resort in November, 1998.

      Selling, general and administrative expenses were $1,121,673 for the fiscal year ended December 31, 1998, compared to $1,619,141 for the fiscal year ended December 31, 1997, a decrease of $497,468. The decrease is due principally to the sale of the resort in November, 1998.

      During the fiscal year ended December 31, 1998, interest expense of $350,137 was charged to operations, compared with $253,003 during the fiscal year ended December 31, 1997. The increase was due to additional borrowings in 1998.

      During 1998 the Company earned $47,608 in dividends and interest, a decrease over the $501,250 interest income in 1997. The decrease of $453,642 is due primarily to $490,000 in dividends received on the Company's preferred stock investment in the prior year.

     At December 1, 1998, unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2013, of approximately $14,000,000 may be available for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $5,000,000 has been offset by a valuation allowance dueto it being more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

      Operating Activities

     Cash decreased $119,271 from $121,536 at December 31, 1997 to $2,265 at December 31, 1998. Net cash used for operating activities was $766,637 for the year ended December 31, 1998 compared with cash used for operating activities of $1,107,046 during the year ended December 31, 1997. The decrease of $340,409 was due primarily to the reduction in 1997 of stock and stock options granted for consulting fees, together with a reduction in charges related to issuance of the Company's securities.

      Investing Activities

      During the year ended December 31, 1998 cash was provided by investing activities in the amount of $1,669,878 compared to net cash used by investing activities in the amount of $641,810 during the year ended December 31, 1997. The increase in cash provided by investing activities related primarily to the return on the investment in preferred stock of a related party in the amount of
$1,298,234 and related dividends $346,762, offset by the increase in loans to the Corporation for oil and gas exploration in the amount of $991,222.

      Financing Activities

      During the years ended December 31, 1998 and December 31, 1997, the Company had net cash flows provide by (used in) financing activities of $(1,022,512) and
142,262, respectively, primarily from debt repayments.

Management's Plans

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $2,954,845 at December 31, 1998. The Company reported a net loss of $3,678,741 and has negative working capital of $2,966,275. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to improve the financial position and operations, with the goal of sustaining the Company's operations for the next twelve months and beyond, include the following possibilities:

1.  Completing a transaction which will secure new operations in the Company;
2. Completing successful settlement negotiations with the Company's debenture holders;
3. Completing a transaction for the renewal of the Company's lease on the oil and gas property and the resulting sale of the Company's oil and gas well and/or the renewed lease.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 1998 are listed below.

       Name                   Age               Position Held

James J. McNamara             50          President, Chief Executive Officer
and
                                          Director
J. William Metzger            50          Executive Vice President, Chief
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

      Biographies of the directors and executive officers of the Company are set forth below:

      James J. McNamara has been the President, Chief Executive Officer and a director of the Company since June 1993, at which time the Company acquired PSI, which was formed by Mr. McNamara in 1991. Mr. McNamara has been involved in the media, music and entertainment industry since 1971. Mr. McNamara first became involved in the motion picture business in 1979 when he assumed management of "Hardly Working," a motion picture which had encountered severe financial and production related problems. Largely as a result of Mr. McNamara's efforts, "Hardly Working" was distributed by Twentieth Century-Fox and became one of the highest grossing independently-produced pictures of 1981. From 1981 through 1985, Mr. McNamara developed various motion picture properties while maintaining offices at Twentieth Century-Fox in Los Angeles and commencing centralization of his operations in Palm Beach, Florida. In 1986, Mr. McNamara formed Entertainment, Inc., a Florida corporation which became the managing general partner of Premiere, Ltd., a limited partnership formed to develop motion pictures and television projects. Premiere, Ltd. developed a portfolio of projects including "Super Force," a half-hour action-adventure television series produced in association with Viacom Enterprises, which also distributed the series worldwide in first-run syndication. From 1988 until 1991, Mr. McNamara created and executively produced 48 episodes of "Super-Force." Premiere, Ltd. is no longer actively engaged in the development of motion picture and television projects. Premiere ceased to operate as a going concern in October 1991 due to cash flow difficulties. During 1993-1994 Mr. McNamara created and executively produced 61 half-hour episodes of "The NEWZ" television series for PSI. Mr. McNamara is chairman and chief executive officer of Princeton Media Group, Inc. an Ontario, Canada corporation. Mr. McNamara is Chairman of the Board of National Auto Credit, Inc., a company with headquarters in Cleveland, Ohio whose stock trades on the OTC Bulletin Board. Mr. McNamara holds no directorships in any other companies with a class of securities registered on a national exchange or which are required to file annual, quarterly or other periodic reports with the Commission. During the past five years, Mr. McNamara has principally been involved in the creation and production of television projects, the management of PMG, the management of NAC, and the management of the Company.

      J. William Metzger has been Executive Vice President, Chief Financial Officer, Controller, Secretary, Treasurer and a director of the Company since June 1993 at which time the Company acquired PSI. Mr. Metzger assisted Mr. McNamara in the "Hardly Working" project and was chiefly responsible for the re-editing, completion and promotion of the film. He has worked with Mr. McNamara since that time as a development executive in the offices at Twentieth
Century-Fox and as Executive Vice-President of Entertainment, Inc. and PSI and as a control person of Premiere. Mr. Metzger holds no directorships in any other company with a class of securities registered on a national exchange or which is required to file annual, quarterly, or other periodic reports with the
Commission. During the past five years, Mr. Metzger has principally been involved in the production of television projects and the management of the Company.
      As of December 31, 1998, no committees of the Board of Directors had been established.

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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last two fiscal years by the Company's Chief Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term
Compensation
                        Annual Compensation
Awards            Payouts

                                            Other
Restricted                            All Other
 Name and                                   Annual           Stock
Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs
(#)  Payments (#)  sation
 Position              ($)        ($)        tion
($)                                    ($)
                                           ($)

James J.        1998    60,781        -        -               -
-            -              -
McNamara        1997    57,887        -        -               -
-            -              -
CEO

J. William      1998    60,781       -         -               -
-            -              -
Metzger         1997    57,887       -         -               -
-            -              -
Exec. V-P


Stock Options

     No options were granted to any of the named executive officers during
1998
or 1997.

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
Metzger

      Mr. McNamara and Mr. Metzger are each a party to an employment agreement with the Company providing for their services until December 31, 1999 at a current annual salary of $55,125 each with a 5% annual escalation.

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

10.4 Form of Celebrity Resorts, Inc. Promissory Note (for membership sales), filed as Exhibit 10.21 to the Company's Registration Statement on Form
S-
      2, File No. 33-69744.

10.5 Note and Mortgage Modification and Agreement Regarding Closing of Loan dated as of May 2, 1994 by and between the Company and AmSouth Bank of Florida, filed as Exhibit 10.23 to the Company's Annual Report on Form
10-
      KSB for the year ended December 31, 1994 (File No. 0-19196).

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

27.1  Financial Data Schedule.



                                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of April, 1999.

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

Signature                     Title                         Date

/s/  James J. McNamara    President, Chief Executive        April 15, 1999
James J. McNamara             Officer and Director

/s/  J. William Metzger   Executive Vice President,         April 15, 1999
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director





      Report of Independent Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 1998 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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


                                                 /s/Holyfield Associates, PA
                                                 Holyfield Associates, PA
West Palm Beach, Florida
April 14, 1999




                           Celebrity Entertainment, Inc.
                              Balance Sheet
                            December 31, 1998

                                 Assets
Current Assets:
 Cash                                                           $      2,265

     Total current assets                                              2,265

Property and equipment:

 Furniture and fixtures, cost                                         30,573
 Less: accumulated depreciation and amortization                   (  19,143)

     Total property and equipment, net                                11,430

Other assets:
 Investment in oil and gas lease, net                              1,716,221
 Less: allowance for impairment in value                         ( 1,716,221)

Total assets                                                     $    13,695

                    Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                                $   330,998
 Accrued expenses
190,000
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Note payable - officer                                               69,346
 Accrued interest payable                                            357,662

    Total current liabilities                                      2,968,540


Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,777,628)

                     Celebrity Entertainment, Inc.
                              Balance Sheet
                            December 31, 1998



 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity (deficit)                         ( 2,954,845)

Total liabilities and stockholders' equity                       $    13,695

                See accompanying notes to financial statements.


                                               Celebrity Entertainment, Inc.

                                           Statements of Operations

            Years ended December 31,
1998           1997



            Revenues:
                  Resort operations                            $
250,853      $  257,735

            Selling, general and administrative expenses
1,121,673       1,619,141

                  Operating loss                                ( 870,820)
(1,361,406)

            Other income (expenses):
                  Interest income
47,608          11,250
                  Dividend income
-         490,000
                  Interest expense                                (350,137)
(  253,003)
                  Loss on disposition of assets
(1,942,920)              -
                  Loss on disposition of stock                  (
4,982)              -
                  Loss on impairment of value
                    of oil and gas lease
(1,251,221)              -

                    Total other income(expenses)
(3,501,652)        248,247

            Loss before extraordinary income
(4,372,472)     (1,113,159)

            Extraordinary income - forgiveness of debt
693,731         323,755

            Net loss                                          $( 3,678,741)
$ ( 789,404)

            Basic and diluted loss per share:
               Loss before extraordinary item                 $ (    19.08)
$ (     5.13)
               Extraordinary income
2.65             .95

                 Net loss                                     $ (    16.43)
$ (     4.18)

                           See accompanying notes to financial statements.

                                                         Celebrity
Entertainment, Inc.
                                                   Statements of Stockholders'
Equity






              Treasury Stock           Additional
                                        Preferred Stock         Common
Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares
Amount         Shares    Shares     Amount     Capital


Balance, December 31, 1997          1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $ 18,312,117

Valuation of warrants                    -          -              -
-           -           -          -              -

Net loss                                 -          -              -
-           -          -          -
-

Balance, December 31, 1998          1,064,000 $  10,640       262,690    $
26         10,100     475,000 $ 500,000    $ 18,312,117




Accumulated                  Stock Subscriptions   Unrealized Gain

Deficit                      Receivable            On Investment

Balance, December 31, 1997                               $
(17,098,887)                   $       -               $ 29,200

Valuation of warrants
-                    $       -               $(29,200)

Net loss                                                   (
3,678,741)                   $       -                      -

Balance, December 31, 1998                               $
(20,777,628)                   $       -               $     -

See accompanying notes to financial statements.


                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows

            Years ended December 31,
1998            1997

            Cash flows from operating activities:
             Loss before extraordinary item                          $(
3,678,741)     $ (1,113,159)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization
96,215           124,928
              Write off of oil and gas lease
1,251,221                 -
              Forgiveness of debt                                     (
693,731)                -
              Loss on disposition of asset
1,942,920                 -
              Stock issued in payment of consulting
fees                                    167,460
             Change in current assets and liabilities
               (Increase) decrease in:
                 Prepaid expenses and accounts receivable
32,065         ( 17,759)
                 Note receivable - related
party                                -         (472,500)
               Increase (decrease in:
                 Accounts payable and accrued expenses
31,228          162,642
                 Deferred membership
revenues                                   -         ( 35,886)
                 Accrued interest payable
252,186                -
                 Note payable - related
party                                   -         ( 69,720)
                 Due to related
party                                           -          106,946

            Net cash used for operating activities                    (
766,637)       (1,107,046)

            Cash flows from investing activities:
             Purchase of property and equipment                       (
1,644)          (11,964)
             Advance on note receivable - officer                     (
214,449)                -
             Proceeds on note payable - related party
685,971                 -
             Proceeds on sale of assets
1,200,000                 -
             Redemption of investment in affiliated
company                               1,298,234
             Dividends on investment in affiliated
company                                  346,762
             Investment in oil and gas exploration
venture                               (  991,222)

            Net cash provided by (used for) investing activities
1,669,878           641,610

            Cash flows from financing activities:
             Proceeds of notes payable
54,582           266,000
             Repayments of notes payable
(1,077,094)         (  9,676)
             Settlement of convertible
securities
(113,662)
            Net cash provided by (used in) financing activities
(1,022,512)          142,262

            Increase (decrease) in cash and cash equivalents
(119,271)      (  322,974)

            Cash and cash equivalents, beginning of year
121,536           444,510

            Cash and cash equivalents, end of year                      $
2,265          $121,536

                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows



            Supplemental cash flow information:
             Interest paid                                              $
119,630          $ 95,925
             Income taxes paid
$       -          $      -

            Noncash Investing and financing activities:
             Note payable issued in settlement of debentures
$                  $ 971,000
             Common stock issued in settlement of debentures
$                  $ 10,000

  In 1997, the Company received a total of $490,000 in dividends in the redemption of its investment in an affiliated company of which $143,238 was in the form of stock of the affiliate. The investment in oil and gas venture includes $260,000 of accrued expenses. A note receivable subscribing to common stock totaling $1,321,500 was canceled in exchange for cancellation of the stock. The Company received warrants valued at $29,200 in conjunction of settlement of its investment in an affiliated company.

                           See accompanying notes to financial statements.




                               Celebrity Entertainment, Inc.
                               Notes to financial statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Celebrity Entertainment, Inc. (the "Company"), a Delaware corporation, developed and operated a destination resort community featuring golf, fishing and recreational activities until it was sold in November, 1998.

The Company's wholly-owned subsidiary manages the development of an oil and gas lease in Texas. Operations of the subsidiary began during the second quarter of 1998 and, accordingly, the Company is presenting consolidated financial statements including the assets, liabilities and results of operations of the subsidiary.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives (5 to 7 years) of the assets using the straight-line method for financial reporting and accelerated methods for income tax purposes.

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

The following table sets forth the computation of basic and diluted loss per share:

                                                      1998              1997

Loss before extraordinary item                 $(4,372,472)      $(1,113,159)
Less: preferred dividends                       (  638,400)       (  638,400)

Loss to common shareholders
   before extraordinary income                  (5,010,872)       (1,751,559)

Extraordinary income - forgiveness of debt         693,731           323,755
Net loss                                       $(4,317,141)      $(1,427,804)


Weighted average common shares outstanding         262,690           341,375

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(    19.08)      $(     5.13)
   Extraordinary income                               2.65               .95

      Net loss                                 $(    16.43)      $(     4.18)



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

The carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and debentures payable.

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

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $20,777,628 at December 31, 1998. During the year ended December 31, 1998 the Company generated revenues from resort operations; however, it reported a net loss of $3,678,741 and has negative working capital of $2,966,275. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include the following possibilities:

1.  Completing a transaction which will secure new operations in the Company;
2. Completing successful settlement negotiations with the Company's debenture holders;
3. Completing a transaction for the renewal of the Company's lease on the oil and gas property and the resulting sale of the Company's oil and gas well and/or the renewed lease.

        Though management believes the Company will be able to secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing or other plan will be effected. Any acquisition or securities offering is subject to the Company's due diligence, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

3. Investments

Oil and Gas Lease

     During 1997, the Company concluded its business relationship with a start-up corporation (the "Corporation") with regard to the exploration, development and production of oil and gas pursuant to a mineral lease on approximately 9,500 acres near Breckenridge, Texas (the "Lease"). The Company had previously loaned certain amounts to the Corporation which had obtained rights to the Lease, as part of negotiations concerning a possible business combination and had purchased for a note 140,000 shares of the Company's common stock. In connection with a settlement agreement completed in
September 1997 among the Company, the Corporation and certain individuals (the "Settlement Agreement"), the Company paid certain individuals and entities and undertook the obligation to continue to pay amounts over a schedule of eight to 20 months. Additionally, the Corporation returned the stock to the
Company in cancellation of the note.  As a result of the Settlement
Agreement,
the Company acquired the undivided rights to the Lease, pursuant to which the Company provided the financing for the drilling of two oil and gas wells on the
Lease property in August 1997 and January 1998. One of the wells demonstrated evidence of the possibility of oil and gas reserves. The second well will not deliver any production and was capped. The continuous drilling obligation was not maintained at September 1998 and consequently the Company's rights pursuant to the lease terminated. The Company is negotiating with third parties for new lease terms and for the sale of the Company's interests in the oil and gas project.

Investment in oil and gas lease                  $1,716,221
Less: allowance for impairment                   (1,716,221)

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

In 1997 and 1998, settlement of a portion of the convertible debentures resulted in forgiveness of debt as follows:

                                                    1998            1997
     Debentures redeemed                        $561,000      $1,380,000
       Less: settlement notes issued                          (  971,534)
       Less: other consideration issued         (300,000)     (   84,711)

     Forgiveness of debt                        $261,000      $  323,755

The settlement notes bearing interest at 8% are due in 1999.

6.Certain Relationships and Related Transactions and Forgiveness of Debt

During 1998, the Company was loaned a total of $685,971 by Princeton Media Group, Inc. ("PMG"), whose Chairman and a director is James J. McNamara, Chairman and President of the Company. This amount was in addition to funds loaned to the Company by PMG during 1997 totaling $284,017. Accrued interest totaled $44,288. The loan to the Company accrued interest and was payable on demand. The loan was written off by both parties as of December 31, 1998.

During 1998, the Company loaned a total of $218,021 to Mr. McNamara. The Company had previously loaned an aggregate of $472,500 to Mr. McNamara during 1997. The total amount owed by Mr. McNamara to the Company was forgiven during November 1998 in connection with the sale of the Company's Resort.

The funds used by the Company to make the above-described loan were the proceeds from the exercise of stock options issued by the PMG to an entity wholly controlled by J. William Metzger, the only other director of the Company, as compensation for consulting services rendered to the Company by Mr. Metzger during 1998.

Settlement of these and other transactions with creditors resulted in additional forgiveness of debt of $432,731.

7.    Other Related Party Transactions

As detailed in Note 3, in 1996 the Company purchased preferred stock for $1.4 million of a company related by common directorship and in 1997 the stock was fully redeemed and dividends of $490,000 plus warrants valued at $29,200 as of December 31, 1997 were received.

At December 31, 1997, the Company had a note payable to an officer in the amount of $106,948 bearing interest at prime beginning January 1, 1998. During 1998 this loan was reduced by $37,602 and it has an outstanding balance of $69,346 at December 31, 1998.

8.    Stockholders' Equity

Stock Splits

The Company declared 1-for-5 and 1-for-50 reverse common stock splits effective
August 3, 1995 and March 12, 1997, respectively. The loss-per-share calculation and all common share information contained in these financial statements have been retroactively adjusted to give effect to these stock splits.

Stock Option Plan

Under a 1992 stock option plan the Company is authorized to grant options and/or stock appreciation rights up to a maximum of 4,000 common shares to key employees, officers, directors and consultants of the Company at the discretion of the Board of Directors. The Company made no grants of options to employees during 1997. At December 31, 1997 there were 4,000 options outstanding to purchase shares at $25 per share expiring September 1, 1998.

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

9.    Income Taxes

The Company provides for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The components of the net deferred tax assets consist of the following at December 31, 1997 and 1998:

                                                               1997
1998
            Deferred tax assets:
               Net operating loss carryforwards             $4,204,500
$4,744,500
               Bad debts                                       182,000
182,000
               Consulting fees paid with stock options          73,500
73,500

             Gross deferred income tax assets                4,460,000
5,000,000
             Valuation allowance                            (4,460,000)
(5,000,000)

             Net deferred income tax assets                 $    -
$       -

The change in the valuation allowance for deferred tax assets was an increase of
$62,333 during 1997. The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:

            Year ended December 31,                     1997         1998

            Federal income taxed at statutory rates   (34.0%)      (34.0%)

            Losses without tax benefits                34.0%        34.0%

            Income taxes at effective rates               0%           0%

Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2013, of approximately $14,000,000 are available at December 31, 1998 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $5,000,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

10.   Commitment and Contingencies

Litigation

The Company is currently negotiating settlement of claims of approximately $1.5 million related to convertible debentures.