Form 10QSB
period 1999-03-31
CELEBRITY ENTERTAINMENT INC
filed 1999-05-20
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of May 19, 1999 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

PAGE

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 1999


                                      INDEX
                                                          Page Number


PART I.           FINANCIAL INFORMATION

      Item 1.     Financial Statements
(Unaudited)

                     Consolidated Balance Sheet

                     Consolidated Statements of Operations

                     Consolidated Statements of Cash Flows

                     Consolidated Statement of Stockholders' Equity

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

PAGE

                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  March 31, 1999

                                    (Unaudited)

                                 Assets

Current assets:
 Cash                                                            $        85

   Total current assets                                                   85

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 20,672)

Property and equipment, net                                            9,901

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     9,986

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   315,584
 Accrued expenses
190,000
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Notes payable                                                        60,000
 Note payable - officer                                               86,346
 Accrued expenses                                                    357,662

    Total current liabilities                                      2,970,126

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,782,923)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 2,960,140)

Total liabilities and stockholders' equity                       $     9,986



                See accompanying notes to financial statements.
PAGE

                                   Celebrity Entertainment, Inc.

                                Consolidated Statements of Operations

                                                (Unaudited)

            Three months ended March 31,
1999            1998



            Revenues:
                  Resort operations                               $
-         $ 96,995
                  Oil and gas operations
19,268               -


            Selling, general and administrative expenses
24,563         273,799

                  Operating loss                                  (
5,295)       (176,804)

            Other income (expenses):
                  Interest income
-          12,253
                  Interest expense
-         (40,040)

                 Total other income (expenses)
-         (27,787)


            Loss before extraordinary income                       (
5,295)       (204,591)

            Extraordinary income - forgiveness of debt
-           9,897

            Net loss                                             $ (
5,295)      $(194,694)



            Basic and diluted loss per share:
               Loss before extraordinary item                 $ (      .62)
$ (     1.38)
               Extraordinary income
-             .04

                 Net loss                                     $ (      .62)
$ (     1.34)





                  See notes to the financial statements.

















                                                          Celebrity
Entertainment, Inc.
                                                       Statements of
Stockholders' Equity
                                                                   (Unaudited)





              Treasury Stock           Additional
                                        Preferred Stock         Common
Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares
Amount         Shares    Shares     Amount     Capital


Balance, January  1, 1999           1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $  18,312,117

Net loss                                 -         -             -
-           -           -          -               -

Balance at March 31, 1999           1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $  18,312,117







Accumulated

Deficit



Balance, January  1, 1999                                  $
(20,777,628)

Net loss                                                     (
5,295)

Balance at March 31, 1999                                  $
(20,782,923)

 See accompanying notes to the financial statements.




PAGE

                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows

                                                       (Unaudited)

          Three months ended March 31,
1999              1998


          Cash flows from operating activities:
             Loss before extraordinary item                          $   (
5,295)     $  (204,591)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization
1,529           29,257

             Stock issued in payment of consulting
fees                         -          103,780

             Change in current assets and liabilities:
              (Increase) decrease in:
                Accounts
receivable                                             -         ( 11,560)

Deposit                                                                   (
49,850)
              Increase (decrease) in:
                Accounts payable and accrued expenses
15,414           48,355

                  Net cash used for operating activities                 (
19,180)        (158,782)

           Cash flows from investing activities:
             Purchase of property and
equipment                                 -         (  1,252)
             Loans to related
party                                             -         (145,806)
             Proceeds on loan from related party
17,000                -

                  Net cash provided by (used for) investing activities
17,000         (147,058)

            Cash flows from financing activities:
             Proceeds from issuance of notes to related
party                   -          202,215
                  Net cash provided by financing
activities                     -          202,215

            Decrease in cash and cash equivalents                        (
2,180)         121,536

            Cash and cash equivalents, beginning of period
2,265           121,536

            Cash and cash equivalents, end of period                    $
85       $    17,911


            Supplemental disclosure of cash paid for:

             Interest
$       -      $     7,650
             Income taxes
$       -      $         -

See accompanying notes to the financial statements.

PAGE
                                  CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three-months ended March 31, 1999 and 1998. The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.
The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1998 Form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 1999 and 1998:

                                                      1999              1998

Loss before extraordinary item                 $(    5,295)      $(  204,591)
Preferred dividends                             (  157,414)       (  157,414)

Loss to common shareholders
   before extraordinary income                  (  162,709)       (  362,005)

Extraordinary income - forgiveness of debt               -
9,897      -

Net loss                                       $(  162,709)      $(  352,108)


Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(      .62)      $(     1.38)
   Extraordinary income                                  -               .04

      Net loss                                 $(      .62)      $(     1.34)


PAGE
      Item 2.  Management's Discussion and Analysis of Plan of Operation

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

General

      The Company was engaged in the development, ownership, marketing and operation of a destination resort community and fishing camp located on Orange Lake near Ocala, Florida which was sold in 1998. Management is currently considering alternative business activities for the Company.

Management's Plans

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

Results of Operations

Three-month Period Ended March 31, 1999 Compared to Three-month Period Ended March 31, 1998:

      Revenues for the three-month period ended March 31, 1999 amounted to $19,268 compared to $96,995 for the three-month period ended March 31, 1998, reflecting a decrease of $77,727. Revenues were comprised of memberships paid in full, dues and resort operations. The decrease in revenues reflected for the three-month period ended March 31, 1999 is a result of the sale of the resort.

      Selling, general and administrative expenses were $24,563 for the three months ended March 31, 1999 compared to $273,799 for the three-month period ended March 31, 1998, representing a decrease of $249,236. The decrease is due principally to the sale of the resort.

      During the three-month period ended March 31, 1999, $-0- in interest expense was charged to operations compared to $40,040 charged to interest expense for the three-month period ended March 31, 1998, reflecting a decrease of $40,040. The decrease is due to the sale of the resort.

      Net loss for the three-month period ended March 31, 1999 was $5,295, which represents a decrease in loss of $199,296 compared to the net loss of $204,591 for the prior-year period. The decrease is due principally to reduction of expenses because of the sale of the resort operations.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash decreased $2,180 to $85 at March 31, 1999 from $2,265 at
December 31, 1998. Net cash used for operating activities was $19,180 during the three-month period ended March 31, 1999 compared to cash used for operating activities of $158,782 during the three-month period ended March
31,
1998. The change in cash used for operating activities resulted primarily from discontinuing the operations of the resort.

Investing Activities

      During the three-month period ended March 31, 1999, there was $17,000 provided by investing activities, compared with $147,058 used for investing activities during the three-month period ended March 31, 1998. The change in cash provided by and used for investing activities is a result of the changes in loans to and from related parties.

Financing Activities

      During the three-month period ended March 31, 1999, net cash provided by financing activities was $202,215. There were no cash flows related to financing activities in the first quarter of 1999.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 1998, the Company had a note payable to an officer in the amount of $69,346 bearing interest at prime beginning January 1, 1999. During the first quarter of 1999 this loan was increased by $17,000 and it has an outstanding balance of $86,346 at March 31, 1999.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 1999
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President