Form 10QSB
period 1999-06-30
CELEBRITY ENTERTAINMENT INC
filed 1999-08-19
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

          214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480
                      (Address of principal executive offices)
                                  561/659-3832
                            (Issuer's telephone number)
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [  ]

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of August 17, 1999 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Six Months Ended June 30, 1999

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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  June 30, 1999

                                 (Unaudited)


                                 Assets

Current assets:
 Cash                                                            $       151

   Total current assets                                                  151

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 22,201)

Property and equipment, net                                            8,372

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     8,523

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   325,020
 Accrued expenses
190,000
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Notes payable                                                        60,000
 Note payable - officer                                               86,346
 Accrued expenses                                                    357,662
 Advances                                                             20,000

    Total current liabilities                                      2,999,562

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,813,822)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 2,991,039)

Total liabilities and stockholders' equity                       $     8,523


                See accompanying notes to financial statements.

                                     Celebrity Entertainment, Inc.

                                Consolidated Statements of Operations

                                                (Unaudited)

                           Three Months Ended          Six Months Ended
                                June 30,                    June 30,
                           1999        1998            1999         1998
Revenues:
    Resort operations  $       -     $ 43,360      $        -   $  140,355
    Oil and gas            2,960       23,427          22,228       23,427

    Total revenues         2,960       66,787          22,228      163,782

Selling, general &
  administrative          33,859      380,615          58,422      654,414

    Operating profit
      (loss)            ( 30,899)  (  313,828)     (   36,194)  (  490,632)

Other income (expenses):
    Interest income            -       14,570               -       26,823
    Forgiveness of debt        -            -               -        9,897
    Interest expense           -   (  135,270)              -   (  175,310)
    Loss on disposition
      of stock                 -   (    4,982)              -   (    4,982)

    Total other income
      (expenses)               -   (  125,682)              -   (  143,572)

Net loss              $ ( 30,899) $(  439,510)   $(    36,194) $(  634,204)

Basic and diluted loss per share:
 Loss before
  extraordinary item  $ (   2.28) $(     2.28)   $(      3.66) $(     3.66)
  Extraordinary income         -            -            0.04         0.04

Net loss              $ (   2.28) $(     2.28)   $(      3.62) $(     3.62)

            See accompanying notes to the financial statements.


                  Celebrity Entertainment, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows

                                                          Unaudited

Six months ended June 30,                             1999            1998
Cash flows from operating activities:
 Net loss                                      $(   36,194)    $(  634,204)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                     3,058          57,954
   Forgiveness of debt                                   -      (    9,897)
   Loss on disposition of stock                          -           4,982

 Change in current assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                   -           4,531
   Prepaid expenses                                      -      (    5,000)
   Deposits                                              -      (      895)
   Accrued interest receivable                           -      (   25,832)
 Increase (decrease) in:
   Accounts payable and accrued expenses         (   5,978)     (   42,618)
   Accrued interest payable                              -         113,147

Net cash provided by (used in)
   operating activities                          (  39,114)     (  537,832)

Cash flows from investing activities:
   Purchase of property and equipment                    -      (    1,644)
   Advances on note receivable - related party      37,000      (  213,612)

Net cash provided by (used in)
  investing activities                              37,000      (  215,256)

Cash flows from financing activities:
   Payments of long-term debt                            -      (  182,279)
   Proceeds from notes                                   -       1,281,402
   Payoff of mortgage note                               -      (  419,910)

Net cash provided by (used in)
  financing activities                                   -         679,213

Decrease in cash and cash equivalents           (    2,114)     (   73,875)

Cash and cash equivalents, beginning of period       2,265         121,536

Cash and cash equivalents, end of period      $        151     $    47,661

Supplemental disclosure of cash paid for:

Interest                                      $       -        $    76,736
Income taxes                                          -               -

See accompanying notes to financial statements.





                                                          Celebrity
Entertainment, Inc.
                                                       Statements of
Stockholders' Equity
                                                                   (Unaudited)





              Treasury Stock           Additional
                                        Preferred Stock         Common
Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares
Amount         Shares    Shares     Amount     Capital


Balance, January  1, 1999           1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $  18,312,117

Net loss                                 -         -             -
-           -           -          -               -

Balance at June 31, 1999            1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $  18,312,117










Accumulated

Deficit



Balance, January  1, 1999                                  $
(20,777,628)

Net loss                                                     (
36,194)

Balance at June 30, 1999                                   $
(20,813,822)

 See accompanying notes to the financial statements.

                           CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for the quarters ended and the six months ended June 30, 1999 and 1998. The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1998 Form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30, 1999 and 1998:

                                                      1999              1998

Loss before extraordinary item                 $(   36,194)      $(  644,101)
Preferred dividends                             (  316,576)       (
316,576)
Loss to common shareholders
   before extraordinary income                  (  352,770)       (  960,677)

Extraordinary income - forgiveness of debt               -             9,897

Net loss to common shareholders                $(  352,770)      $(  950,780)


Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     1.34)      $(     3.66)
   Extraordinary income                                  -               .04

      Net loss                                 $(     1.34)      $(     3.62)



Item 2.  Management's Discussion and Analysis of Plan of Operation

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

Results of Operations

Six-month Period Ended June 30, 1999 Compared to Six-month Period Ended June 30, 1998:

      Revenues for the six-month period ended June 30, 1999 amounted to $22,228 compared to $163,782 for the six-month period ended June 30, 1998, reflecting a decrease of $141,554. Revenues of the prior year were comprised of memberships paid in full, dues, resort operations, and oil and gas income and in the current year only oil and gas income. The decrease in revenues reflected for the six-month period ended June 30, 1999 is a result of the sale of the resort.

      Selling, general and administrative expenses were $58,422 for the six months ended June 30, 1999 compared to $654,414 for the six-month period ended June 30, 1998, representing a decrease of $595,992. The decrease is due principally to the sale of the resort.

      During the six-month period ended June 30, 1999, $-0- in interest expense was charged to operations compared to $175,310 charged to interest expense for the six-month period ended June 30, 1998. The decrease is due to the sale of the resort.

      Net loss for the six-month period ended June 30, 1999 was $36,194 which represents a decrease in loss of $598,010 compared to the net loss of $634,204 for the prior-year period. The decrease is due principally to reduction of expenses because of the sale of the resort operations.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash decreased $2,114 to $151 at June 30, 1999 from $2,265 at
December 31, 1998. Net cash used for operating activities was $39,114 during the six-month period ended June 30, 1999 compared to cash used for operating activities of $537,832 during the six-month period ended June 30, 1998. The change in cash used for operating activities resulted primarily from discontinuing the operations of the resort.

Investing Activities

      During the six-month period ended June 30, 1999, there was $37,000 provided by investing activities, compared with $215,256 used for investing activities during the six-month period ended June 30, 1998. The change in cash provided by and used for investing activities is a result of the changes in loans to and from related parties.

Financing Activities

      During the six-month period ended June 30, 1998, net cash provided by financing activities was $679,213. There were no cash flows related to financing activities in the six months ended June 30, 1999.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 1998, the Company had a note payable to an officer in the amount of $69,346 bearing interest at prime beginning January 1, 1999. During the first quarter of 1999 this loan was increased by $17,000 and it has an outstanding balance of $86,346 at June 30, 1999. During the first six months of 1999, certain related parties advanced $37,000 to the Company for expenses related to audit and other professional fees and Company overhead, which advances were provided on short-term bases at nominal interest rates.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 1999
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President