Form 10QSB
period 1999-09-30
CELEBRITY ENTERTAINMENT INC
filed 1999-11-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

           214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480
                    (Address of principal executive offices.)
                                 (561)659-3832
                            Issuer's telephone number.)
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)
has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [  ]

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of November 14, 1999 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Nine Months Ended September 30, 1999


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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES


                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  September 30, 1999

                                    (Unaudited)

                                 Assets

Current assets:
 Cash                                                            $     1,010

   Total current assets                                                1,010

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 23,730)

Property and equipment, net                                            6,843

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     7,853

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   323,720
 Accrued expenses
191,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Notes payable                                                        60,000
 Note payable - officer                                               86,346
 Accrued expenses                                                    357,662
 Advances                                                             26,900

    Total current liabilities                                      3,006,462

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,821,392)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 2,998,609)

Total liabilities and stockholders' equity                       $     7,853



                         See accompanying notes to financial statements.
                                         Celebrity Entertainment, Inc.

                                     Consolidated Statements of Operations

                                                (Unaudited)

                               Three Months Ended       Nine Months Ended
                                   September 30,          September 30,
                                1999          1998     1999        1998
Revenues:
    Resort operations       $     -       $ 28,932   $  -     $  169,287
    Oil and gas                 2,520       23,848   24,748       47,275

    Total revenues              2,520       52,780   24,748      216,562


Selling, general &
 administrative                10,090      269,406   68,512      923,820

    Operating profit (loss)  (  7,570)  (  216,626)( 43,764)  (  707,258)

Other income (expenses):
    Interest income                 -       15,311        -       42,134
    Forgiveness of debt             -            -        -        9,897
    Interest expense                -   (   50,410)       -   (  225,720)
    Loss on disposition of stock    -            -        -   (    4,982)

    Total other income (expenses)   -   (   35,099)       -   (  178,671)

Net loss                     $ ( 7,570)$(  251,725) $(43,764)$(  885,929)



Basic and diluted loss per share:
 Loss before extraordinary item  $ (0.64)$ (1.11)  $ ( 1.98) $(    5.23)
  Extraordinary income              -        -           -         0.04

Net loss                    $ (     0.64)$ (1.11)  $ ( 1.98) $(    5.19)

                     See accompanying notes to the financial statements.


                  Celebrity Entertainment, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows


                                                         Unaudited

Nine months ended September 30,                         1999            1998
Cash flows from operating activities:
 Net loss                                        $(   43,764)    $( 885,929)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                       4,587          85,316
   Forgiveness of debt                                     -      (    9,897)
   Loss on disposition of stock                            -           4,982

 Change in current assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                     -          10,668
   Prepaid expenses                                        -               -
   Deposits                                                -      (    2,685)
   Accrued interest receivable                             -      (   40,961)
 Increase (decrease) in:
   Accounts payable and accrued expenses           (   5,978)         43,609
   Accrued interest payable                                -         150,432

Net cash provided by (used in)
   operating activities                            ( 45,155)     (  644,465)

Cash flows from investing activities:
   Purchase of property and equipment                      -      (    1,644)
   Advances on note receivable - related party        43,900      (  224,419)

Net cash provided by (used in) investing activities   43,900      (  226,063)

Cash flows from financing activities:
   Proceeds from notes                                     -       1,388,896
   Payoff of mortgage note                                 -      (  419,910)
   Payments on long-term debt                              -      (  218,560)

Net cash provided by (used in)financing activities         -         750,426

Decrease in cash and cash equivalents                 (1,255)      ( 120,102)

Cash and cash equivalents, beginning of period         2,265         121,536

Cash and cash equivalents, end of period        $      1,010     $     1,434

Supplemental disclosure of cash paid for:

Interest                                        $        -        $   85,486
Income taxes                                             -               -

See accompanying notes to financial statements.


















[S]
[C]               [C]

                                                          Celebrity
Entertainment, Inc.
                                                       Statements of
Stockholders' Equity
                                                                   (Unaudited)





              Treasury Stock           Additional
                                        Preferred Stock         Common
Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares
Amount         Shares    Shares     Amount     Capital


Balance, January  1, 1999           1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $  18,312,117

Net loss                                 -         -             -
-           -           -          -               -

Balance at September 30, 1999       1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $  18,312,117







Accumulated

Deficit



Balance, January  1, 1999                                  $
(20,777,628)

Net loss                                                     (
43,764)

Balance at September 30, 1999                              $
(20,821,392)

 See accompanying notes to the financial statements.

                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the quarter and the nine months ended September 30, 1999 and 1998. The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.
The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1998 Form 10-KSB.

The Company's wholly-owned subsidiary manages an oil and gas lease in Texas. Operations of the subsidiary began during the second quarter of 1998 and, accordingly, the Company is presenting consolidated financial statements including the assets, liabilities and results of operations of the subsidiary.

2.    Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the three months ended September 30, 1999 and 1998:

                                                      1999              1998

Loss before extraordinary item                 $(   43,764)      $(  895,826)
Preferred dividends                             (  477,488)       (
477,488)
Loss to common shareholders
   before extraordinary income                  (  521,252)       ( 1,373,314)

Extraordinary income - forgiveness of debt               -             9,897

Net loss to common shareholders                $(  521,252)      $( 1,363,417)


Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     1.98)      $(     5.23)
   Extraordinary income                                  -               .04

      Net loss                                 $(     1.98)      $(     5.19)



       Item 2.  Management's Discussion and Analysis of Plan of Operation

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

Results of Operations

Nine-month Period Ended September 30, 1999 Compared to Nine-month Period Ended September 30, 1998:

      Revenues for the nine-month period ended September 30, 1999 amounted to $24,748 compared to $216,562 for the nine-month period ended September 30, 1998, reflecting a decrease of $191,814. Revenues of the prior year were comprised of memberships paid in full, dues, resort operations, and oil and gas income and in the current year only oil and gas income. The decrease in revenues reflected for the nine-month period ended September 30, 1999 is a result of the sale of the resort.

      Selling, general and administrative expenses were $68,512 for the nine months ended September 30, 1999 compared to $923,820 for the nine-month period ended September 30, 1998, representing a decrease of $855,308. The decrease is due principally to the sale of the resort.

      During the nine-month period ended September 30, 1999, $-0- in interest expense was charged to operations compared to $225,720 charged to interest expense for the nine-month period ended September 30, 1998. The decrease is due to the sale of the resort.

      Net loss for the nine-month period ended September 30, 1999 was $43,764 which represents a decrease in loss of $842,165 compared to the net loss of $885,929 for the prior-year period. The decrease is due principally to reduction of expenses because of the sale of the resort operations.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash decreased $1,255 to $1,010 at September 30, 1999 from $2,265 at December 31, 1998. Net cash used for operating activities was $45,155 during the nine-month period ended September 30, 1999 compared to cash used for operating activities of $644,465 during the nine-month period ended September 30,
1998. The change in cash used for operating activities resulted primarily from discontinuing the operations of the resort.

Investing Activities

      During the nine-month period ended September 30, 1999, there was $43,900 provided by investing activities, compared with $226,063 used for investing activities during the nine-month period ended September 30, 1998. The change in cash provided by and used for investing activities is a result of the changes in loans to and from related parties.

Financing Activities

      During the nine-month period ended September 30, 1998, net cash provided by financing activities was $750,426. There were no cash flows related to financing activities in the nine months ended September 30, 1999.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 1998, the Company had a note payable to an officer in the amount of $69,346 bearing interest at prime beginning January 1, 1999. During the first quarter of 1999 this loan was increased by $17,000 and it has an outstanding balance of $86,346 at September 30, 1999. In 1999 advances were made by related parties to cover minimal operating expenses and audit fees.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1999
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President