Form 10KSB
period 1999-12-31
CELEBRITY ENTERTAINMENT INC
filed 2000-04-14
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Securities registered pursuant to Section 12(g) of the Act as of December 31,1999: Common Stock, $0.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
YES  [X] NO  [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $24,749.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 14, 2000 was approximately $-0-.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 1999 was 262,690.

Transitional Small Business Disclosure Format (check one):
            Yes  [   ]        No  [ X ]
Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.



                                 CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 1999


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

Investment in Oil and Gas Development

     During 1997, the Company concluded its business relationship with a start-up corporation (the "Corporation") with regard to the exploration, development and production of oil and gas pursuant to a mineral lease on approximately 9,500 acres near Breckenridge, Texas (the "Lease"). The Company had previously loaned certain amounts to the Corporation which had obtained rights to the Lease, as part of negotiations concerning a possible business combination. Additionally, the Corporation had purchased 140,000 shares of the Company's common stock. In connection with a settlement agreement completed in September 1997 among the Company, the Corporation and certain individuals (the "Settlement Agreement"), the Company paid certain amounts to certain parties and entities and undertook the obligation to continue to pay amounts over a schedule of eight to 20 months. Additionally, the Corporation returned the stock to the Company. As a result of the Settlement Agreement, the Company acquired the undivided rights to the Lease. Pursuant to the requirements of the Lease, the Company provided the financing for the drilling of two oil and gas wells on the Lease property in August 1997 and January 1998. One of the wells will not deliver any production and was capped. The other well demonstrated evidence of the possibility of oil and gas reserves and production from this well commenced during April 1998. Among other requirements and obligations, the Lease contains a continuous drilling provision so that the Company must drill a new well every 120 days in order to maintain its rights to the Lease. The Company did not continue to drill additional wells on the Lease property and consequently the Lease expired in September 1998. The Company is in negotiations with several established oil and gas entities who have expressed interest in participating with the Company to finance a renewal lease with the landowners, which the Company is also presently negotiating. However, there is no assurance that either the production of mineral reserves will return net profits to the Company or that a transaction can be consummated to secure financing for a renewal of the Lease with the landowners and subsequent development of the lease properties. The Company has engaged professionals and experts in the energy industry who are providing their services to the Company for the management and supervision of the production activities and the negotiation for renewed lease rights and obligations. At the end of 1998 the Company was uncertain of any future economic benefit from the investment in the oil and gas investment and wrote down its value to zero.

ITEM 2.    DESCRIPTION OF PROPERTY, EXECUTIVE OFFICE AND LEASE


      During 1999 the Company maintained an executive office on Palm Beach and paid rent of $2,904 per month on a month-to-month lease basis.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to the following legal proceedings:

      1. Litigation commenced by U.C. Financial in the United States District Court, Southern District of New York alleging breach of convertible debentures. The Company is in settlement negotiations with the plaintiff.
The Company is defending the legal action which, if unsuccessful, could result in damages to be assessed against the Company in an amount of not less than $700,000.

      2. Litigation commenced by Grand Lake RV Resort, L.L.C. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida alleging failure to pay a note due on November 30, 1999 in the face amount of $60,000, together with interest and attorney fees. The note was issued by the Company in connection with the sale of the Company's resort property in November, 1998. The Company is in negotiation with the plaintiff for settlement of the issue and is defending the action pending a settlement.

       3. Arbitration judgment awarded the Director's Guild of America in connection with "The NEWZ" television production which was produced during 1996 by a subsidiary of the Company. The Company is participating in the continuing arbitration activities which could result in damages to be assessed against the Company in an amount of not less than $130,000.

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

                                Common Stock

               1999 and 1998 - The stock has not been trading.

      As of December 31, 1999 and 1998, there were 262,690 shares of Common Stock outstanding. As of the same dates, there were approximately 275 holders of record of the Common Stock, 285 holders of record of Common Stock Warrants and 10 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totaled 1,074 as of the same dates.

      The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be utilized to fund its operations.

      As of May 6, 1997, the Company's Common Stock is no longer quoted on the Nasdaq Smallcap Market reporting system. The Company hopes to fulfill the requirements necessary to have the Common Stock quoted on the OTC Bulletin Board soon after the filing of this Form 10-KSB with the Securities and Exchange Commission. A broker-dealer has tentatively agreed to act as principal market- maker for the Company's stock, which is necessary in order to have the stock quoted on the OTC Bulletin Board. The Company anticipates that such quotation will commence in the near future; however, there can be no assurance that such will occur. The Company further anticipates reapplication for quotation on the Nasdaq Smallcap reporting system as soon as it is able to meet the initial listing criteria.


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

General

The Company currently manages the operation of one oil and gas well, subject to a settlement agreement with a prior litigant. Management is investigating possible acquisitions of new operations to restore shareholder value.

Results of Operations

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998:

The Company had no operations in 1999. Revenues consisted of $250,081 forgiveness of debt related to settlement of a liability in exchange for rights to an oil lease which had a zero balance on the books and other liabilites. The Company had $24,749 in oil and gas revenue. The Company had administrative expenses of $71,398 and interest expense of $167,915. The Company had net income of $32,843 due to the gain on forgiveness of debt. The decrease in revenues and expenses occurred primarily due to the sale of the resort in November, 1998, and assignment of the oil and gas lease in the fourth quarter of 1999, leaving the company without operations.

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

      Operating Activities

     Cash decreased $2,233 from $2,265 at December 31, 1998 to $32 at December 31, 1999. Net cash used for operating activities was $53,584 for the year ended December 31, 1999 compared with cash used for operating activities of $766,637 during the year ended December 31, 1998. The decrease was due primarily to the discontinuation of operations.

      Investing Activities

      During the year ended December 31, 1999 cash was provided by investing activities in the amount of $750 compared to net cash provided by investing activities in the amount of $1,669,878 during the year ended December 31, 1998. The decrease in cash provided by investing activities related primarily to the discontinuation of operations.

      Financing Activities

      During the years ended December 31, 1999 and December 31, 1998, the Company had net cash flows provided by (used in) financing activities of $50,601 and $(1,022,512), respectively, primarily from related party notes.

Management's Plans

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $2,922,002 at December 31, 1999. The Company has negative working capital of $2,927,317. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to improve the financial position and operations, with the goal of sustaining the Company's operations for the next twelve months and beyond, include the following possibilities:

1.  Completing a transaction which will secure new operations in the Company;
2. Completing successful settlement negotiations with the Company's debenture holders and litigants.

        Though management believes the Company can secure additional capital and/or attain one or more of the above goals, there can be no assurance that any acquisition, financing or other plan will be effected. Any acquisition or securities offering is subject to the Company's due diligence, the state of the general securities markets and of the specific market for the Company's securities, and any necessary regulatory review.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 1999 are listed below.

       Name                   Age               Position Held

James J. McNamara             51          President, Chief Executive
Officer                                                 and Director
J. William Metzger            51          Executive Vice President, Chief
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

      Biographies of the directors and executive officers of the Company are set forth below:

      James J. McNamara has been the President, Chief Executive Officer and a director of the Company since June 1993, at which time the Company acquired PSI, which was formed by Mr. McNamara in 1991. Mr. McNamara has been involved in the media, music and entertainment industry since 1971. Mr. McNamara first became involved in the motion picture business in 1979 when he assumed management of "Hardly Working," a motion picture which had encountered severe financial and production related problems. Largely as a result of Mr. McNamara's efforts, "Hardly Working" was distributed by Twentieth Century-Fox and became one of the highest grossing independently-produced pictures of 1981. From 1981 through 1985, Mr. McNamara developed various motion picture properties while maintaining offices at Twentieth Century-Fox in Los Angeles and commencing centralization of his operations in Palm Beach, Florida. In 1986, Mr. McNamara formed Entertainment, Inc., a Florida corporation which became the managing general partner of Premiere, Ltd., a limited partnership formed to develop motion pictures and television projects. Premiere, Ltd. developed a portfolio of projects including "Super Force," a half-hour action-adventure television series produced in association with Viacom Enterprises, which also distributed the series worldwide in first-run syndication. From 1988 until 1991, Mr. McNamara created and executively produced 48 episodes of "Super-Force." Premiere, Ltd. is no longer actively engaged in the development of motion picture and television projects.
Premiere ceased to operate as a going concern in October 1991 due to cash flow difficulties. During 1993-1994 Mr. McNamara created and executively produced 61 half-hour episodes of "The NEWZ" television series for PSI. Mr. McNamara is chairman and chief executive officer of Princeton Media Group, Inc. an Ontario, Canada corporation. Mr. McNamara served as Chairman of the Board of National Auto Credit, Inc., a company with headquarters in Cleveland, Ohio whose stock trades on the OTC Bulletin Board until fall of 1999. Mr. McNamara holds no directorships in any other companies with a class of securities registered on a national exchange or which are required to file annual, quarterly or other periodic reports with the Commission. During the past five years, Mr. McNamara has principally been involved in the creation and production of television projects, the management of PMG, the management of NAC, and the management of the Company.

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

      As of December 31, 1999, no committees of the Board of Directors had been established.

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

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term
Compensation
                        Annual Compensation
Awards            Payouts

                                            Other
Restricted                            All Other
 Name and                                   Annual           Stock
Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs
(#)  Payments (#)  sation
 Position              ($)        ($)        tion
($)                                    ($)
                                           ($)

James J.        1999         -        -        -               -
-            -              -
McNamara        1998    60,781        -        -               -
-            -              -
CEO

J. William      1999         -       -         -               -
-            -              -
Metzger         1998    60,781       -         -               -
-            -              -
Exec. V-P


Stock Options

     No options were granted to any of the named executive officers during 1999 or 1998.

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
Metzger

      Mr. McNamara and Mr. Metzger are each a party to an employment agreement with the Company providing for their services until December 31, 1999 at a current annual salary of $55,125 each with a 5% annual escalation. Notwithstanding the active status of the agreements during 1999, no amounts were accrued in connection with the agreements.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1999, the Company was loaned $5,300 by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company. In addition, at December 31, 1998, the Company had a note payable to J. William Metzger, the other director of Celebrity, in the amount of $69,346. In 1999, the Company increased its indebtedness to this officer by $45,300 and the balance at December 31, 1999 is $114,646. The note bears interest at 5% per annum. The
disclosure set forth in Item 12 of the   Registrant's Annual Report on Form
10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

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

27.1  Financial Data Schedule.



                                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of April, 2000.

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

Signature                     Title                         Date

/s/  James J. McNamara    President, Chief Executive        April 14, 2000
James J. McNamara             Officer and Director

/s/  J. William Metzger   Executive Vice President,         April 14, 2000
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director

Report of Independent Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Holyfield Associates, PA
                                                 Holyfield Associates, PA
West Palm Beach, Florida
April 14, 2000




                           Celebrity Entertainment, Inc.
                              Balance Sheet
                            December 31, 1999

                                 Assets
Current Assets:
 Cash                                                           $         32
 Due from related party                                                1,260

     Total current assets                                              1,292

Property and equipment:

 Furniture and fixtures, cost                                         30,573
 Less: accumulated depreciation and amortization                   (  25,258)

     Total property and equipment, net                                 5,315

Other assets:
 Investment in oil and gas lease, net                              1,716,221
 Less: allowance for impairment in value                         ( 1,716,221)

Total assets                                                     $     6,607

               Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses
1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Note payable - officer                                                  750
 Note payable - affiliate                                              5,300
 Note payable - officer                                              114,647
 Accrued interest payable                                            525,577

    Total current liabilities                                      2,928,609


Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,744,785)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity (deficit)                         ( 2,922,002)

Total liabilities and stockholders' equity (deficit)             $     6,607

                See accompanying notes to financial statements.
                                              Celebrity Entertainment, Inc.

                                        Statements of Operations

            Years ended December 31,
1999           1998



            Revenues:
                  Resort operations                            $
-      $  250,853
                  Oil and gas                                       24,749

            Selling, general and administrative expenses
74,132       1,121,673

                  Operating loss                                (
49,383)     (  870,820)

            Other income (expenses):
                  Interest income
60          47,608
                  Dividend income
-               -
                  Interest expense
(167,915)     ( 350,137)
                  Loss on disposition of assets                          -
( 1,942,920)
                  Loss on disposition of stock                           -
(     4,982)
                  Loss on impairment of value
                    of oil and gas lease                                 -
( 1,251,221)

                    Total other income(expenses)                (  167,855)
( 3,501,652)

            Loss before extraordinary income                    (  217,238)
(4,372,472)

            Extraordinary income - forgiveness of debt
250,081        693,731

            Net income (loss)                                 $     32,843
$( 3,678,741)

            Basic and diluted loss per share:
               Loss before extraordinary item                 $ (     3.26)
$ (    19.08)
               Extraordinary income
 .95            2.65

                 Net loss                                     $ (     2.31)
$ (    16.43)

                           See accompanying notes to financial statements.

                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows

            Years ended December 31,
1999            1998

            Cash flows from operating activities:
             Income (loss) before extraordinary item                 $(
217,238)      $(4,372,472)
             Adjustments to reconcile net loss to net cash
              used for operating activities:
              Depreciation and amortization
6,115            96,215
              Write off of oil and gas
lease                                    -         1,251,221
              Loss on disposition of
asset                                      -         1,942,920
              Change in current assets and liabilities
               (Increase) decrease in:
                 Prepaid expenses and accounts
receivable                       -           32,065
                 Note receivable - related party
(1,260)               -
               Increase (decrease) in:
                 Accounts payable and accrued expenses                    (
9,116)          31,228
                 Accrued interest payable
167,915          252,186

            Net cash used for operating activities                    (
53,584)       ( 766,637)

            Cash flows from investing activities:
             Purchase of property and
equipment                                 -          ( 1,644)
             Advance on note receivable - officer
750         (214,449)
             Proceeds on note payable - related
party                           -          685,971
             Proceeds on sale of
assets                                         -        1,200,000
            Net cash provided by investing activities
750           641,610

            Cash flows from financing activities:
             Proceeds of notes payable
50,601            54,582
             Repayments of notes
payable                                        -        (1,077,094)

            Net cash provided by (used in) financing activities
50,601        (1,022,512)

            Decrease in cash and cash equivalents                         (
2,233)        ( 119,271)

            Cash and cash equivalents, beginning of year
2,265           121,536

            Cash and cash equivalents, end of year                      $
32          $ 2,265

            Supplemental cash flow information:
             Interest paid
$       -          $119,630
             Income taxes paid
$       -          $      -

            Noncash Investing and financing activities:
             Note payable issued in settlement of debentures
$                  $ 971,000
             Common stock issued in settlement of debentures
$                  $ 10,000




















                           See accompanying notes to financial statements.

                                                         Celebrity
Entertainment, Inc.
                                                   Statements of Stockholders'
Equity






              Treasury Stock           Additional
                                        Preferred Stock         Common
Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares
Amount         Shares    Shares     Amount     Capital


Balance, December 31, 1998          1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $ 18,312,117

Valuation of warrants                    -          -              -
-           -           -          -              -

Net loss                                 -          -              -
-           -          -          -
-

Balance, December 31, 1999          1,064,000 $  10,640       262,690    $
26         10,100     475,000 $ 500,000    $ 18,312,117

See accompanying notes to financial statements.



Accumulated                  Stock Subscriptions   Unrealized Gain

Deficit                      Receivable            On Investment

Balance, December 31, 1998                               $
(20,777,628)                   $       -               $ 29,200

Valuation of warrants
-                    $       -               $(29,200)

Net income
32,843                    $       -                      -

Balance, December 31, 1999                               $
(20,744,785)                   $       -               $     -

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

The following table sets forth the computation of basic and diluted loss per share:

                                                      1999              1998

Loss before extraordinary item                 $(  217,238)      $(4,372,472)
Less: preferred dividends                       (  638,400)       (  638,400)

Loss to common shareholders
   before extraordinary income                  (  855,638)       (5,010,872)

Extraordinary income - forgiveness of debt         250,081           693,731

Net loss                                       $(  605,557)      $(4,317,141)


Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     3.26)      $(    19.08)
   Extraordinary income                                .95              2.65

      Net loss                                 $(     2.31)      $(    16.43)






Revenue Recognition

Revenue consists of production from an oil and gas lease.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains its cash deposits primarily in one financial institution. The company performs periodic evaluations as part of its investment strategy.

The carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and debentures payable.

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances and highly liquid investments with original maturities of three months or less.

Year 2000 Reporting

The Company has discontinued operations and has had no adverse affect from compliance with computer programing requirements related to year 2000.

Recent Accounting Pronouncements

In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15,
1997. These Statements will have no effect on the Company's financial position or results of operations.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $20,744,785 at December 31, 1999. During the year ended December 31, 1999 the Company generated revenues from oil and gas operations; however, it has negative working capital of $2,927,317. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management's plans to improve the financial position and operations with the goal of sustaining the Company's operations for the next twelve months and beyond include the following possibilities:

1.  Completing a transaction which will secure new operations in the Company;
2. Completing successful settlement negotiations with the Company's debenture holders and other litigants.

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

Investment in oil and gas lease                  $1,716,221
Less: allowance for impairment                   (1,716,221)

4.  Convertible Debentures, Forgiveness of Debt, and Long-term Debt

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

5.Certain Relationships and Related Transactions

In 1999, the Company was loaned $5,300 by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company.

6.    Other Related Party Transactions

At December 31, 1997, the Company had a note payable to an officer in the amount of $106,948 bearing interest at prime beginning January 1, 1998. During 1998 this loan was reduced by $37,602 and it has an outstanding balance of $69,346 at December 31, 1998. In 1999, the Company increased its indebtedness to this officer by $45,300 and the balance at December 31, 1999 is $114,646.

7.    Stockholders' Equity

Stock Option Plan

Under a 1992 stock option plan the Company is authorized to grant options and/or stock appreciation rights up to a maximum of 4,000 common shares to key employees, officers, directors and consultants of the Company at the discretion of the Board of Directors. The Company made no grants of options to employees during 1997.

Issuance of Common Stock, Options and Treasury Stock

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

8.    Income Taxes

The Company provides for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The components of the net deferred tax assets consist of the following at December 31, 1999 and 1998:

                                                               1999
1998
            Deferred tax assets:
               Net operating loss carryforwards             $4,711,500
$4,744,500
               Bad debts                                       182,000
182,000
               Consulting fees paid with stock options          73,500
73,500

             Gross deferred income tax assets                4,967,000
5,000,000
             Valuation allowance                            (4,967,000)
(5,000,000)

             Net deferred income tax assets                 $    -
$       -

Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2014, of approximately $14,000,000 are available at December 31, 1999 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $5,000,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

9.   Commitment and Contingencies

Litigation

The Company is currently negotiating settlement of claims of approximately
$1.5
million related to convertible debentures and an additional approximately $200,000 in litigation matters.