Form 10QSB
period 2000-03-31
CELEBRITY ENTERTAINMENT INC
filed 2000-05-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of May 15, 2000 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2000


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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES



                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  March 31, 2000

                                    (Unaudited)

                                 Assets

Current assets:
 Cash                                                            $        69
 Due from related party                                                1,260

  Total current assets                                                 1,329

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 26,787)

Property and equipment, net                                            3,786

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     5,115

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses
1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Notes payable                                                        60,000
 Note payable - officer                                                  750
 Note payable - affiliate                                              7,100
 Note payable - officer                                              124,325
 Accrued interest payable                                            525,577

    Total current liabilities                                      2,940,087

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,757,755)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 2,934,972)

Total liabilities and stockholders' equity                       $     5,115



                See accompanying notes to financial statements.
                         Celebrity Entertainment, Inc.

                      Consolidated Statements of Operations

                                  (Unaudited)

Three months ended March 31,                              2000            1999



Revenues:
      Resort operations                               $      -        $      -
      Oil and gas operations                                 -
19,268


Selling, general and administrative expenses            12,970          24,563

      Operating loss                                  ( 12,970)        (
5,295)


Net loss                                             $ (12,970)      $(
5,295)

Basic loss per share:                                $ (   .65)      $(
 .62)



                  See notes to the financial statements.


                                                          Celebrity
Entertainment, Inc.
                                                       Statements of
Stockholders' Equity
                                                                   (Unaudited)





              Treasury Stock           Additional
                                        Preferred Stock         Common
Stock            Common   Preferred              Paid-In
                                       Shares    Amount        Shares
Amount         Shares    Shares     Amount     Capital


Balance, January  1, 2000           1,064,000  $ 10,640       262,690    $
26        10,100     475,000 * 500,000   $  18,312,117

Net loss                                 -         -             -
-           -           -          -               -

Balance at March 31, 2000           1,064,000  $ 10,640       262,690    $
26        10,100     475,000  $ 500,000   $  18,312,117







Accumulated

Deficit



Balance, January  1, 2000                                  $
(20,744,785)

Net loss                                                     (
12,970)

Balance at March 31, 2000                                  $
(20,757,755)

 See accompanying notes to the financial statements.


                               Celebrity Entertainment, Inc.
                                 Statements of Cash Flows

                                                       (Unaudited)

Three months ended March 31,                              2000          1999


Cash flows from operating activities:
   Net loss                                         $   ( 12,970)  $  ( 5,295)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                          1,529        1,529

    Change in current assets and liabilities:
     Increase (decrease) in:
      Accounts payable and accrued expenses                    -       15,414

        Net cash used for operating activities          ( 11,441)    ( 19,180)

Cash flows from investing activities:
   Proceeds on loan from related party                         -       17,000

        Net cash provided by investing activities              -       17,000

Cash flows from financing activities:
   Proceeds from issuance of notes to related party        1,800
-                                     Proceeds from issuance of note
payable                  9,678

        Net cash provided by financing activities         11,478            -

Increase (decrease) in cash and cash equivalents              37      ( 2,180)

  Cash and cash equivalents, beginning of period              32        2,265

  Cash and cash equivalents, end of period              $     69           85


  Supplemental disclosure of cash paid for:

   Interest                                             $      -  $         -
   Income taxes                                         $      -  $
-

                 See accompanying notes to the financial statement

                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the three-months ended March 31, 2000 and 1999. The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.
The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1998 Form 10-KSB.

The Company's wholly-owned subsidiary participates in the management and development of an oil and gas lease in Texas. Operations of the subsidiary began during the second quarter of 1998 and, accordingly, the Company is presenting consolidated financial statements including the assets, liabilities and results of operations of the subsidiary.

2.    Basic and Diluted Loss Per Common Share

Basic and diluted loss per common share is computed using the weighted average number of shares outstanding during each period. Common stock equivalents have not been included since the effect of such inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2000 and 1999:

                                                      2000              1999

Net loss from operations                       $(   12,970)      $(    5,295)
Preferred dividends                             (  157,414)       (  157,414)

Net loss to common shareholders                 (  170,384)       (  162,709)

Weighted average common shares outstanding         262,690           262,690

Basic loss per share:                          $(      .65)      $(      .62)

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

Results of Operations

Three-month Period Ended March 31, 2000 Compared to Three-month Period Ended March 31, 1999:

      There were no revenues for the three-month period ended March 31, 2000, compared to 19,268 for the three-month period ended March 31, 1999, reflecting a decrease of $19,268. The decrease in revenues for the three-month period ended March 31, 2000 is a result of the assignment of the oil and gas lease in the Company's subsidiary.

      Selling, general and administrative expenses were $12,970 for the three-month period ended March 31, 2000 compared to $24,563 for the three months ended March 31, 1999, representing a decrease of $11,953. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

      During the three-month periods ended March 31, 2000 and March 31, 1999, there were no amounts in interest expense charged to operations.
      Net loss for the three-month period ended March 31, 2000 was $12,970, which represents an increase of $7,675 compared to the net loss of $5,295 during the prior-year period. The increase is due principally to the lack of revenues to offset the smaller amount of maintenance expenses.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash increased $37 to $69 at March 31, 2000 from $32 at December 31, 1999. Net cash used for operating activities was $11,441 during the three-month period ended March 31, 2000 compared to cash used for operating activities of $19,180 during the three-month period ended March 31, 1999. The change in cash used for operating activities resulted primarily from a decrease in additions to accounts payable.

Investing Activities

      During the three-month period ended March 31, 2000, there was no cash provided by or used in investing activities, compared with $17,000 provided by investing activities during the three-month period ended March 31, 1999. The change in cash provided by and used for investing activities is a result of the changes in loans to and from related parties.

Financing Activities

      During the three-month period ended March 31, 2000, net cash provided by financing activities was $11,478, compared to no cash flows related to financing activities in the first quarter of 1999. The change in cash provided by and used for financing activities is a result of the changes in loans to and from related parties.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 1999, the Company had a note payable to an officer in the amount of $114,647 bearing interest at prime. During the first quarter of 2000 this loan was increased by $9,678 and it has an outstanding balance of $124,325 at March 31, 2000. In 1999, the Company was loaned $5,300 by Princeton Media Group, Inc. ("PMG") to assist the Company in meeting minimal operating expenses, which loan was increased by $1,800 during the first quarter of 2000 to a total due at March 31, 2000 of $7,100. PMG's President and a director is James J. McNamara, Chairman of the Company.


Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President