Form 10QSB
period 2000-06-30
CELEBRITY ENTERTAINMENT INC
filed 2000-08-18
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of August 18, 2000 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Six Months Ended June 30, 2000

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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  June 30, 2000

                                 (Unaudited)


                                 Assets

Current assets:
 Cash                                                            $       533
 Accounts receivable - affiliate                                       1,260
   Total current assets                                                1,793

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 28,316)

Property and equipment, net                                            2,257

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     4,050

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses                                                      1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Notes payable - affiliates                                          132,075
 Accrued interest                                                    525,577

    Total current liabilities                                      2,939,987

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,758,720)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 2,935,937)

Total liabilities and stockholders' equity                       $     4,050


                See accompanying notes to financial statements.

                                     Celebrity Entertainment, Inc.

                                Consolidated Statements of Operations

                                                (Unaudited)

                           Three Months Ended          Six Months Ended
                                June 30,                    June 30,
                           2000        1999            2000        1999
Revenues:
    Oil and gas            1,879        2,960           1,879       22,228

    Total revenues         1,879        2,960           1,879       22,228

Selling, general &
  administrative           1,315       32,330          12,756       55,364
Depreciation &
  amortization             1,529        1,529           3,058        3,058
    Operating profit
      (loss)            (    965)  (   30,899)     (   13,935)  (   36,194)

Net loss              $ (    965) $(   30,899)   $(    13,935) $(   36,194)

Basic and diluted loss per share:

Net loss              $ (   0.61) $(     0.72)   $(      1.26) $(     1.34)

            See accompanying notes to the financial statements.


                  Celebrity Entertainment, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows

                                                          Unaudited

Six months ended June 30,                             2000            1999
Cash flows from operating activities:
 Net loss                                      $(   13,935)    $(   36,194)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                     3,058           3,058

Net cash used in
   operating activities                          (  10,877)     (   33,136)

Cash flows from investing activities:

Net cash provided by (used in)
  investing activities                                   -               -

Cash flows from financing activities:
   Advances on note receivable - related party      11,378          37,000

Net cash provided by
  financing activities                              11,378          37,000

Increase (decrease)in cash and cash equivalents        501      (    2,114)

Cash and cash equivalents, beginning of period          32           2,265

Cash and cash equivalents, end of period      $        533     $       151


              See accompanying notes to financial statements.


                           CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the quarters ended and the six months ended June 30, 2000 and 1999. The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1999 Form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30, 2000 and 1999:

                                                      2000              1999

Loss before extraordinary item                 $(   13,935)      $(   36,194)

Preferred dividends                             (  316,576)       (  316,576)

Loss to common shareholders                     (  330,511)       (  352,770)

Net loss to common shareholders                $(  330,511)      $(  352,770)

Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share                              $(     1.26)      $(     1.34)



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

Results of Operations

Six-month Period Ended June 30, 2000 Compared to Six-month Period Ended June 30, 1999:

      Revenues for the six-month period ended June 30, 2000 amounted to $1,879 compared to $22,228 for the six-month period ended June 30, 1999, reflecting a decrease of $20,349, due to a reduction in the oil and gas income.

      Selling, general and administrative expenses were $33,859 for the six months ended June 30, 2000 compared to $58,422 for the six-month period ended June 30, 1999, representing a decrease of $24,563. The decrease is due principally to the reduction in maintenance costs and the completion of the sale of the Company's resort facility.

      During the six-month periods ending June 30, 2000 and 1999, $-0- in interest expense was charged to operations.

      Net loss for the six-month period ended June 30, 2000 was $13,935 which represents a decrease in loss of $22,259 compared to the net loss of $36,194 for the prior-year period. The decrease is due principally to the reduction of maintenance expenses and the sale of the resort operations.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash increased $501 to $533 at June 30, 2000 from $32 at
December 31, 1999. Net cash used for operating activities was $10,877 during the six-month period ended June 30, 2000 compared to cash used for operating activities of $39,114 during the six-month period ended June 30, 1999. The change in cash used for operating activities resulted primarily from the Company's minimal accounting and maintenance activities during the negotiations for new operations.

Investing Activities

      During the six-month periods ending June 30, 2000 and 1999, there was no cash provided by investing activities.

Financing Activities

      During the six-month period ended June 30, 2000, net cash provided by financing activities was $11,378 compared with $37,000 provided by financing activities in the six months ended June 30, 1999, resulting from the changes in loans to and from related parties.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 1999, the Company had notes payable to officers in the total amount of $115,397 bearing interest at prime beginning January 1, 2000. During the first six months of 2000 the loans were increased by $9,578 and they have a combined outstanding balance of $124,975 at June 30, 2000. During the first six months of 2000, certain related parties advanced such sums to the Company for expenses related to audit and other professional fees and Company overhead, which advances were provided on short-term bases at nominal interest rates.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2000
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President