Form 10QSB
period 2000-09-30
CELEBRITY ENTERTAINMENT INC
filed 2000-11-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of November 13, 2000 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                   For the Six Months Ended September 30, 2000

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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                September 30, 2000

                                 (Unaudited)


                                 Assets

Current assets:
 Cash                                                            $       179
 Accounts receivable - affiliate                                       1,260
   Total current assets                                                1,439

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 29,845)

Property and equipment, net                                              728

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     2,167

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses                                                      1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Notes payable - affiliates                                          152,264
 Accrued interest                                                    525,577

    Total current liabilities                                      2,960,176

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,780,792)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 2,958,009)

Total liabilities and stockholders' equity                       $     2,167


                See accompanying notes to financial statements.

                                     Celebrity Entertainment, Inc.

                                Consolidated Statements of Operations

                                                (Unaudited)

                           Three Months Ended          Nine Months Ended
                             September 30,               September 30,
                           2000        1999            2000        1999
Revenues:
    Oil and gas            1,101        2,520           2,980       24,748

    Total revenues         1,101        2,520           2,980       24,748

Selling, general &
  administrative          21,644        8,561          34,400       63,925
Depreciation &
  amortization             1,529        1,529           4,587        4,587
    Operating profit
      (loss)            ( 22,072)  (    7,570)     (   36,007)  (   43,764)

Net loss              $ ( 22,072) $(    7,570)   $(    36,007) $(   43,764)

Basic and diluted loss per share:

Net loss              $ (   0.70) $(     0.64)   $(      1.34) $(     1.37)

            See accompanying notes to the financial statements.


                  Celebrity Entertainment, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows

                                                          Unaudited

Nine months ended September 30,                      2000            1999
Cash flows from operating activities:
 Net loss                                      $(   36,007)    $(   43,764)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                     4,587           4,587

Net cash used in
   operating activities                          (  31,420)     (   39,177)

Cash flows from investing activities:

Net cash provided by (used in)
  investing activities                                   -               -

Cash flows from financing activities:
   Advances on note receivable - related party      31,567          43,900

Net cash provided by
  financing activities                              31,567          43,900

Increase (decrease)in cash and cash equivalents        115      (    1,255)

Cash and cash equivalents, beginning of period          32           2,265

Cash and cash equivalents, end of period      $        147     $     1,010


              See accompanying notes to financial statements.


                           CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the quarters ended and the nine months ended September 30, 2000 and 1999. The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 1999 Form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30, 2000 and 1999:

                                                      2000              1999

Net loss                                       $(   36,007)      $(   43,764)

Preferred dividends                             (  316,576)       (  316,576)

Loss to common shareholders                     (  352,583)       (  360,340)

Net loss to common shareholders                $(  352,583)      $(  360,340)

Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share                              $(     1.34)      $(     1.37)



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

Results of Operations

Nine-month Period Ended September 30, 2000 Compared to Nine-month Period Ended September 30, 1999:

      Revenues for the nine-month period ended September 30, 2000 amounted to $2,980 compared to $24,748 for the nine-month period ended September 30, 1999, reflecting a decrease of $21,768, due to a reduction in the oil and gas income.

      Selling, general and administrative expenses were $38,987 for the nine months ended September 30, 2000 compared to $68,512 for the nine-month period ended September 30, 1999, representing a decrease of $29,626. The decrease is due principally to the reduction in maintenance costs and the completion of the sale of the Company's resort facility.

      During the nine-month periods ending September 30, 2000 and 1999, $-0-in interest expense was charged to operations.

      Net loss for the nine-month period ended September 30, 2000 was $36,007 which represents a decrease in loss of $7,757 compared to the net loss of $43,764 for the prior-year period. The decrease is due principally to the reduction of maintenance expenses and the sale of the resort operations.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash increased $115 to $147 at September 30, 2000 from $32 at
December 31, 1999. Net cash used for operating activities was $31,420 during the nine-month period ended September 30, 2000 compared to cash used for operating activities of $39,177 during the nine-month period ended September 30, 1999. The change in cash used for operating activities resulted primarily from the Company's minimal accounting and maintenance activities during the negotiations for new operations.

Investing Activities

      During the nine-month periods ending September 30, 2000 and 1999, there was no cash provided by investing activities.

Financing Activities

      During the nine-month period ended September 30, 2000, net cash provided by financing activities was $31,567 compared with $43,900 provided by financing activities in the nine months ended September 30, 1999, resulting from the changes in loans to and from related parties.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 1999, the Company had notes payable to officers in the total amount of $115,397 bearing interest at prime beginning January 1, 2000. During the first nine months of 2000 the loans were increased by $36,867 and they have a combined outstanding balance of $152,264 at September 30, 2000. During the first nine months of 2000, certain related parties advanced such sums to the Company for expenses related to audit and other professional fees and Company overhead, which advances were provided on short-term bases at nominal interest rates.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President