Form 10KSB
period 2000-12-31
CELEBRITY ENTERTAINMENT INC
filed 2001-04-17
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Securities registered pursuant to Section 12(g) of the Act as of December 31, 2000: Common Stock, $0.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

YES  [X] NO  [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,041.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 14, 2001 was approximately $-0-.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 2000 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]
Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.


                           CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2000


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

Investment in Oil and Gas Development

     During 1997, the Company concluded its business relationship with a start-up corporation (the "Corporation") with regard to the exploration, development and production of oil and gas pursuant to a mineral lease on approximately 9,500 acres near Breckenridge, Texas (the "Lease"). The Company had previously loaned certain amounts to the Corporation which had obtained rights to the Lease, as part of negotiations concerning a possible business combination. Additionally, the Corporation had purchased 140,000 shares of the Company's common stock. In connection with a settlement agreement completed in September 1997 among the Company, the Corporation and certain individuals (the "Settlement Agreement"), the Company paid certain amounts to certain entities related to the Settlement Agreement and also undertook the obligation to continue to pay amounts over a schedule of eight to 20 months. Additionally, the Corporation returned the stock to the Company. As a result of the Settlement Agreement, the Company acquired the undivided rights to the Lease. Pursuant to the requirements of the Lease, the Company provided the financing for the drilling of two oil and gas wells on the Lease property in August 1997 and January 1998. One of the wells will not deliver any production and was capped. The other well demonstrated oil and gas reserves and production from this well commenced during April 1998. Among other requirements and obligations, the Lease contains a continuous drilling provision so that the Company must drill a new well every 120 days in order to maintain its rights to the Lease. The Company did not continue to drill additional wells on the Lease property and consequently the Lease expired in September 1998. The Company is in negotiations with several established oil and gas entities who have expressed interest in renewing a lease with the landowners, which the Company is also presently negotiating. However, there is no assurance that either the production of mineral reserves will return net profits to the Company or that a transaction can be consummated to secure financing for a renewal of the Lease with the landowners and subsequent development of the lease properties. The Company has engaged professionals and experts in the energy industry who are providing their services to the Company for the management and supervision r renewed lease rights and obligations. At the end of 1998 the Company was ]uncertain of any future economic benefit from the investment in the oil and gas investment and wrote down its value to zero.

ITEM 2.    DESCRIPTION OF PROPERTY, EXECUTIVE OFFICE AND LEASE


      During 2000 the Company maintained mail service at its previous executive office in Palm Beach, Florida at nominal cost.

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

      2. Litigation commenced by Grand Lake RV Resort, L.L.C. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida alleging failure to pay a note due on November 30, 1999 in the face amount of $60,000, together with interest and attorney fees. The note was issued by the Company in connection with the sale of the Company's resort property in November, 1998. The Company is in negotiation with the plaintiff for settlement of the issue.

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

                                Common Stock

		     2000 and 1999 - The stock has not been trading.

      As of December 31, 2000 and 1999, there were 262,690 shares of Common Stock outstanding. As of the same dates, there were approximately 275 holders of record of the Common Stock, 285 holders of record of Common Stock Warrants and 10 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totaled 1,074 as of the same dates.

      The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be utilized to fund its operations.

      As of May 6, 1997, the Company's Common Stock is no longer quoted on the Nasdaq Smallcap Market reporting system. The Company hopes to fulfill the requirements necessary to have the Common Stock quoted on the OTC Bulletin Board soon after the filing of this Form 10-KSB with the Securities and Exchange Commission. A broker-dealer has tentatively agreed to act as principal market- maker for the Company's stock, which is necessary in order to have the stock quoted on the OTC Bulletin Board. The Compan that such quotation will commence in the near future; however, there can be no assurance that such will occur. The Company further anticipates reappli-cation for quotation on the Nasdaq Smallcap reporting system as soon as it is able to meet the initial listing criteria.


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

Results of Operations

The Company had no operations in 2000 and 1999. Minimal administrative operations were funded by loans from officers.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999:

Cash increased by $29 to $61 at December 31, 2000 from $32 at December 31, 1999. Cash used in operating activities for 2000 was $52,669 compared to $53,584 in the prior year. Operating expenses consisted of administrative costs and legal fees.

Cash provided by investing activities consisted of a note receivable from an officer of $3,500 in 2000 and $750 in 1999.

Cash provided by financing activities consisted of proceeds of notes payable from an officer of $49,198 in 2000 and $50,601 in 1999.

Interest expense accrued was $170,195 in 2000 and $167,915 in 1999.


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

      None applicable.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 2000 are listed below.

       Name                   Age               Position Held

James J. McNamara             52          President, Chief Executive Officer
                                               and Director
J. William Metzger            52          Executive Vice President, Chief
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

      Biographies of the directors and executive officers of the Company are set forth below:

      James J. McNamara has been the President, Chief Executive Officer and a director of the Company since June 1993, at which time the Company acquired PSI, which was formed by Mr. McNamara in 1991. Mr. McNamara has been involved in the media, music and entertainment industry since 1971. Mr. McNamara first became involved in the motion picture business in 1979 when he assumed management of "Hardly Working," a motion picture which had encountered severe financial and production related problems. Largely as a result of Mr. McNamara's efforts, "Hardly Working" was distributed by Tw ry-Fox and became one of the highest grossing independently-produced pictures of 1981. From 1981 through 1985, Mr. McNamara developed various motion picture properties while maintaining offices at Twentieth Century-Fox in Los Angeles and commencing centralization of his operations in Palm Beach, Florida. In 1986, Mr. McNamara formed Entertainment, Inc., a Florida corporation which became the managing general partner of Premiere, Ltd., a limited partnership formed to develop motion pictures and television projects. Premiere, Ltd. developed a portfolio of projects including "Super Force," a half-hour action-adventure television series produced in association with Viacom Enterprises, which also distributed the series worldwide in first-run syndication. From 1988 until 1991, Mr. McNamara created and executively produced 48 episodes of "Super-Force." Premiere, Ltd. is no longer actively engaged in the development of motion picture and television projects.
Premiere ceased to operate as a going concern in October 1991 due to cash flow difficulties. During 1993-1994 Mr. McNamara created and executively produced 61 half-hour episodes of "The NEWZ" television series for PSI. Mr. McNamara is chairman and chief executive officer of Princeton Media Group, Inc. an Ontario, Canada corporation. Mr. McNamara is a director of, and has served as Chairman of the Board of National Auto Credit, Inc., a company with headquarters in Cleveland, Ohio whose stock trades on the OTC Bulletin Board. Mr. McNamara holds no directorships in any other companies with a class of securities registered on a national exchange or which are required to file annual, quarterly or other periodic reports with the Commission. During the past five years, Mr. McNamara has principally been involved in the creation and production of television projects, the management of PMG, the management of NAC, and the management of the Company.

      J. William Metzger has been Executive Vice President, Chief Financial Officer, Controller, Secretary, Treasurer and a director of the Company since June 1993 at which time the Company acquired PSI. Mr. Metzger assisted Mr. McNamara in the "Hardly Working" project and was chiefly responsible for the re-editing, completion and promotion of the film. He has worked with Mr. McNamara since that time as a development executive in the offices at Twentieth Century-Fox and as Executive Vice-President of Entertainment, Inc. and PSI and as a control person of Premiere. Mr. Metzger holds no directorships in any other company with a class of securities registered on a national exchange or which is required to file annual, quarterly, or other periodic reports with the Commission. During the past five years, Mr. Metzger has principally been involved in the production of television proj management of the Company.

      As of December 31, 2000 and 1999, no committees of the Board of Directors had been established.

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


                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                        Annual Compensation                      Awards            Payouts

                                            Other          Restricted                            All Other
 Name and                                   Annual           Stock      Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs (#)  Payments (#)  sation
 Position              ($)        ($)        tion             ($)                                    ($)
                                           ($)

James J.        2000         -        -        -               -           -            -              -
McNamara        1999         -        -        -               -           -            -              -
CEO

J. William      2000         -       -         -               -           -            -              -
Metzger         1999         -       -         -               -           -            -              -
Exec. V-P


Stock Options

     No options were granted to any of the named executive officers during 2000 or 1999.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was loaned $3,930 and $5,300 in 2000 and 1999, respectively, by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company. In addition, at December 31, 1998, the Company had a note payable to J. William Metzger, the other director of Celebrity, in the amount of $69,347. The Company increased its indebtedness to this officer by $16,500 and $45,300 in 2000 and 1999, respectively, and the balance at December 31, 2000 is $131,147. The note bears interest at 5% per annum. The disclosure set forth in Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

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

27.1  Financial Data Schedule.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of April, 2001.

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

Signature                     Title                         Date

/s/  James J. McNamara    President, Chief Executive        April 14, 2001
James J. McNamara             Officer and Director

/s/  J. William Metzger   Executive Vice President,         April 14, 2001
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director










Report of Independent Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 2000 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Holyfield and Thomas, LLC
                                                 Holyfield and Thomas, LLC

West Palm Beach, Florida
April 14, 2001





                     Celebrity Entertainment, Inc.
                              Balance Sheet
                            December 31, 2000

                                 Assets
Current Assets:
 Cash                                                           $         61
 Due from related party                                                2,755

     Total current assets                                              2,816

Property and equipment:

 Furniture and fixtures, cost                                         30,573
 Less: accumulated depreciation and amortization                   (  30,573)

     Total property and equipment, net                                     -

Other assets:
 Investment in oil and gas lease, net                              1,716,221
 Less: allowance for impairment in value                         ( 1,716,221)

Total assets                                                     $     2,816

               Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses                                                      1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Note payable - officer                                                4,250
 Note payable - affiliate                                              9,230
 Note payable - officer                                              159,915
 Accrued interest payable                                            695,772

    Total current liabilities                                      3,151,502


Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,971,469)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity (deficit)                         ( 3,148,686)

Total liabilities and stockholders' equity (deficit)             $     2,816

                See accompanying notes to financial statements.


                                     Celebrity Entertainment, Inc.

                                        Statements of Operations

 Years ended December 31,                         2000           1999


 Revenues:

       Oil and gas                            $   5,041      $   24,749

 Selling, general and administrative expenses    61,625          74,132

       Operating loss                          ( 56,584)     (   49,363)

 Other income (expenses):
       Interest income                               95              60
       Interest expense                        (170,195)     (  167,915)

         Total other income(expenses)        (  170,100)     (  167,855)

 Loss before extraordinary income            (  226,684)     (  217,238)

 Extraordinary income - forgiveness of debt           -         250,081

 Net income (loss)                         $ (  226,684)  $      32,843

 Basic and diluted loss per share:
   Loss before extraordinary item          $ (     3.29)  $ (      3.26)
   Extraordinary income                               -            0.95

     Net loss                              $ (     3.29)   $ (     2.31)

                           See accompanying notes to financial statements.

                                              Celebrity Entertainment, Inc.
                                                Statements of Cash Flows

Years ended December 31,                              2000            1999

Cash flows from operating activities:
 Income (loss) before extraordinary item       $(   226,684)      $(  217,238)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                       5,315             6,115
  Change in current assets and liabilities
   (Increase) decrease in:
     Note receivable - related party                 (1,495)         ( 1,260)
   Increase (decrease) in:
     Accounts payable and accrued expenses                -         (  9,116)
     Accrued interest payable                       170,195          167,915

Net cash used for operating activities           (   52,669)       (  53,584)

Cash flows from investing activities:
 Advance on note receivable - officer                 3,500              750

Net cash provided by investing activities             3,500              750

Cash flows from financing activities:
 Proceeds of notes payable - related parties         49,198            50,601

Net cash provided by (used in) financing activities  49,198            50,601

Increase (decrease) in cash and cash equivalents         29         (   2,233)

Cash and cash equivalents, beginning of year             32             2,265

Cash and cash equivalents, end of year            $      61          $     32

Supplemental cash flow information:
 Interest paid                                    $       -          $      -
 Income taxes paid                                $       -          $      -

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

The following table sets forth the computation of basic and diluted loss per share:

                                                      2000              1999

Loss before extraordinary item                 $(  226,684)      $(  217,238)
Less: preferred dividends                       (  638,400)       (  638,400)

Loss to common shareholders
   before extraordinary income                  (  865,084)       (  855,638)

Extraordinary income - forgiveness of debt               -           250,081

Net loss                                       $(  865,084)      $(  605,557)


Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share before extraordinary income  $(     3.29)      $(     3.26)
   Extraordinary income                                  -              0.95

      Net loss                                 $(     3.29)      $(     2.31)

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

Recent Accounting Pronouncements

No recent accounting pronouncements affect the Company's present operations.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $20,941,052 at December 31, 2000. During the year ended December 31, 2000 the Company generated revenues from oil and gas operations; however, it has negative working capital of $3,118,269. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Proceeds from debenture offering                                $ 3,842,800
Conversions, redemptions, and settlements                       ( 2,202,800)

Debentures outstanding, December 31, 2000 and 1999              $ 1,640,000


Settlement notes outstanding, December 31, 2000 and 1999        $   320,534

The settlement notes bear interest at 8% and were due in 1998.

5.	Certain Relationships and Related Transactions

The Company was loaned $3,930 and $5,300 in 2000 and 1999, respectively, by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company.

6.    Other Related Party Transactions

At December 31, 1997, the Company had a note payable to an officer in the amount of $106,948 bearing interest at prime beginning January 1, 1998.
During 1998 this loan was reduced by $37,603. The Company increased its indebtedness to this officer by $16,500 and $45,300 in 2000 and 1999, respectively, and the balance at December 31, 2000 is $131,147.



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

9.   Commitment and Contingencies

Litigation

The Company is currently negotiating settlement claims of approximately $1.5 million related to convertible debentures and an additional approximately
$300,000 in litigation matters.

