Form 10-Q
period 2001-03-31
CELEBRITY ENTERTAINMENT INC
filed 2001-05-21
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of May 21, 2001 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2001


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

SIGNATURES



                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  March 31, 2001

                                    (Unaudited)

                                 Assets

Current assets:
 Cash                                                            $         9
 Due from related party                                                2,755

  Total current assets                                                 2,764

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 30,573)

Property and equipment, net                                               -

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     2,764

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses									     1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Notes payable                                                        60,000
 Note payable - officer                                                4,250
 Note payable - affiliate                                              9,230
 Note payable - officer                                              159,915
 Accrued interest payable                                            695,772

    Total current liabilities                                      3,151,502

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,971,469)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 3,148,738)

Total liabilities and stockholders' equity                       $     2,764



                See accompanying notes to financial statements.
                         Celebrity Entertainment, Inc.

                      Consolidated Statements of Operations

                                  (Unaudited)

Three months ended March 31,                              2001           2000



Revenues:
      Resort operations                               $      -        $      -
      Oil and gas operations                                 -               -

Selling, general and administrative expenses             2,328          12,970

      Operating loss                                  (  2,328)       ( 12,970


Net loss                                             $ ( 2,328)      $( 12,970)

Basic loss per share:                                $ (   .61      $ (    .65)



                  See notes to the financial statements.


                               Celebrity Entertainment, Inc.
                                 Statements of Cash Flows

                                       (Unaudited)

Three months ended March 31,                              2001          2000


Cash flows from operating activities:
   Net loss                                         $   (  2,328)  $  (12,970)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                              -        1,529

    Change in current assets and liabilities:
     Increase (decrease) in:
      Accounts payable and accrued expenses                    -            -

        Net cash used for operating activities          (  2,328)    ( 11,441)

Cash flows from investing activities:
   Proceeds on loan from related party                         -            -

        Net cash provided by investing activities              -            -

Cash flows from financing activities:
   Proceeds from issuance of notes to related party            -        1,800
   Proceeds from issuance of note payable                      -        9,678

        Net cash provided by financing activities              -       11,478

Increase (decrease) in cash and cash equivalents             (52)          37
  Cash and cash equivalents, beginning of period              61           32
  Cash and cash equivalents, end of period              $      9           69


  Supplemental disclosure of cash paid for:

   Interest                                             $      -  $         -
   Income taxes                                         $      -  $         -

                 See accompanying notes to the financial statement

                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company Without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of The Company as of March 31, 2001 and the results of operations and cash flows For the three-months ended March 31, 2001 and 2000. The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 2000 Form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2001 and 2000:

                                                      2001              2000

Net loss from operations                       $(    2,328)      $(   12,970)
Preferred dividends                             (  157,414)       (  157,414)

Net loss to common shareholders                 (  159,742)       (  170,384)

Weighted average common shares outstanding         262,690           262,690

Basic loss per share:                          $(      .61)      $(      .65)

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

Results of Operations

Three-month Period Ended March 31, 2001 Compared to Three-month Period Ended March 31, 2000:

      There were no revenues for the three-month period ended March 31, 2001 or the three-month period ended March 31, 2000.

      Selling, general and administrative expenses were $2,328 for the three-month period ended March 31, 2001 compared to $12,970 for the three months ended March 31, 2000, representing a decrease of $10,642. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

      During the three-month periods ended March 31, 2001 and March 31, 2000, there were no amounts in interest expense charged to operations.

      Net loss for the three-month period ended March 31, 2001 was $2,328, which represents a decrease of $10,642 compared to the net loss of $12,970 during the prior-year period. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.


Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash decreased $52 to $9 at March 31, 2001 from $61 at December 31, 2000. Net cash used for operating activities was $ 2,328 during the three-month period ended March 31, 2001 compared to cash used for operating activities of $11,441 during the three-month period ended March 31, 2000. The change in cash used for operating activities resulted primarily from a decrease in accounting expenses and the full depreciation of the Company's property and equipment schedule.

Investing Activities

      During the three-month periods ended March 31, 2001 and March 31, 2000, there was no cash provided by or used in investing activities.

Financing Activities

      During the three-month period ended March 31, 2001, there were no cash flows related to financing activities, compared to $11,478 provided by financing activities in the first quarter of 2000. The change in cash provided by financing activities is a result of the changes in loans to and from related parties.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 2000, the Company had a note payable to an officer in the amount of $159,915 bearing interest at prime, which is the balance of this loan at March 31, 2001. In 2000, the Company was loaned $9,230 by Princeton Media Group, Inc. ("PMG") to assist the Company in meeting minimal operating expenses, which is the total due at March 31, 2001. PMG's President and a director is James J. McNamara, Chairman of the Company.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2001                      CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President