Form 10-Q
period 2001-06-30
CELEBRITY ENTERTAINMENT INC
filed 2001-08-20
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of August 14, 2001 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Six Months Ended June 30, 2001

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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  June 30, 2001

                                 (Unaudited)


                                 Assets

Current assets:
 Cash                                                            $        14
 Accounts receivable - affiliate                                       2,755
   Total current assets                                                2,769

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       ( 30,573)

Property and equipment, net                                                -

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     2,769

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses                                                      1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Note payable - officer						       3,250
 Note payable - affiliate                                              9,230
 Notes payable - officer                                             135,705
 Accrued interest                                                    695,028

    Total current liabilities                                      3,125,548

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,946,407)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 3,122,779)

Total liabilities and stockholders' equity                       $     2,769


                See accompanying notes to financial statements.

                                     Celebrity Entertainment, Inc.

                                Consolidated Statements of Operations

                                                (Unaudited)

                           Three Months Ended          Six Months Ended
                                June 30,                    June 30,
                           2001          2000            2001        2000
Revenues:
    Oil and gas                -        1,879               -        1,879

    Total revenues             -        1,879               -        1,879

Selling, general &
  administrative           5,450        1,315          11,918       12,756
Depreciation &
  amortization                 -        1,529               -        3,058
    Operating profit
      (loss)            (  5,450)  (      965)     (   11,918)  (   13,935)

Net loss              $ (  5,450) $(      965)   $(    11,918) $(   13,935)

Basic and diluted loss per share:

Net loss              $ (   0.64) $(     0.61)   $(      1.23) $(     1.26)

            See accompanying notes to the financial statements.


                  Celebrity Entertainment, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows

                                                          Unaudited

Six months ended June 30,                             2001            2000
Cash flows from operating activities:
 Net loss                                      $(    5,450)    $(   13,935)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                         -           3,058

Net cash used in
   operating activities                          (   5,450)     (   10,877)

Cash flows from investing activities:

Net cash provided by (used in)
  investing activities                                   -               -

Cash flows from financing activities:
   Advances on note receivable - related party       5,450          11,378

Net cash provided by
  financing activities                               5,450          11,378

Increase (decrease)in cash and cash equivalents       ( 47)            501

Cash and cash equivalents, beginning of period          61              32

Cash and cash equivalents, end of period      $         14    $        533


              See accompanying notes to financial statements.


                           CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the quarters ended and the six months ended June 30, 2001 and 2000. The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's 2000 Form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30, 2001 and 2000:

                                                      2001              2000

Loss before extraordinary item                 $(    5,450)      $(   13,935)

Preferred dividends                             (  316,576)       (  316,576)

Loss to common shareholders                     (  322,026)       (  330,511)

Net loss to common shareholders                $(  322,026)      $(  330,511)

Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share                              $(     1.23)      $(     1.26)



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

Results of Operations

Six-month Period Ended June 30, 2001 Compared to Six-month Period Ended June 30, 2000:

      Revenues for the six-month period ended June 30, 2001 amounted to $-0- compared to $1,879 for the six-month period ended June 30, 2000, reflecting a decrease of $1,879, due to a reduction in the oil and gas income.

      Selling, general and administrative expenses were $5,450 for the six months ended June 30, 2001 compared to $1,315 for the six-month period ended June 30, 2000, representing an increase of $4,135. The increase is due principally to the change in maintenance and auditing costs.

      During the six-month periods ending June 30, 2001 and 2000, $-0- in interest expense was charged to operations.

      Net loss for the six-month period ended June 30, 2001 was $5,450 which represents a decrease in loss of $8,485 compared to the net loss of $13,935 for the prior-year period. The decrease is due principally to the change in maintenance and auditing expenses.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash decreased $47 to $14 at June 30, 2001 from $61 at
December 31, 2000. Net cash used for operating activities was $5,450 during the six-month period ended June 30, 2001 compared to cash used for operating activities of $10,877 during the six-month period ended June 30, 2000. The change in cash used for operating activities resulted primarily from the Company's minimal accounting and maintenance activities during the negotiations for new operations.

Investing Activities

      During the six-month periods ending June 30, 2001 and 2000, there was no cash provided by investing activities.

Financing Activities

      During the six-month period ended June 30, 2001, net cash provided by financing activities was $5,450 compared with $11,378 provided by financing activities in the six months ended June 30, 2000, resulting from the changes in loans to and from related parties.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 2000, the Company had notes payable to officers in the total amount of $134,397 bearing interest at prime beginning January 1, 2000. During the first six months of 2001 the loans were increased by $4,558 and they have a combined outstanding balance of $138,955 at June 30, 2001. During the first six months of 2001, certain related parties advanced such sums to the Company for expenses related to audit and other professional fees and Company overhead, which advances were provided on short-term bases at nominal interest rates.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001
                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President