Form 10-Q
period 2001-09-30
CELEBRITY ENTERTAINMENT INC
filed 2001-11-14
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of November 14, 2001 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended September 30, 2001


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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES



                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  September 30, 2001

                                    (Unaudited)

                                 Assets

Current assets:
 Cash                                                            $        14
 Due from related party                                                2,755

  Total current assets                                                 2,769

Property and equipment, cost                                          30,573
Less accumulated depreciation                                       (30,573)

Property and equipment, net                                           -

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     2,769

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses  					1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Notes payable                                                        60,000
 Note payable - officer                                                  3,250
 Note payable - affiliate                                              9,230
 Note payable - officer                                              135,705
 Accrued interest payable                                            695,028

    Total current liabilities                                      3,125,548

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (20,946,407)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 3,122,779)

Total liabilities and stockholders' equity                       $     2,769


            See accompanying notes to consolidated financial statements.

                                    CELEBRITY ENTERTAINMENT, INC.
                       Statements of Operations and Accumulated Deficit

                                          (Unaudited)

					Three Months Ended		Nine Months Ended
					September 30,			September 30,
                                                	2001		2000		2001		2000

Revenues:
   Oil and gas				      -		$1,101		      -		$2,980

   Total revenues			      -     	$1,101		      -		$2,980

Costs and operating expenses:
   Selling and administrative 		$ 3,240	$21,644	$  15,158	$34,400
   Depreciation				        -		   1,529	          -		   4,587
      Income (loss) from operations       (3,240)             (22,072)	    (15,158)    (36,007)

Net income (loss)			 (3,240)             (22,072)	    (15,158)    (36,007)

Basic and diluted loss per share:  $     (   .01)     $        (    .08)      $      (   1.26)  $ (    1.34)


                   See accompanying notes to consolidated financial statements.

Celebrity Entertainment, Inc.
                          Statements of Cash Flows

                                                       (Unaudited)

Nine  months ended September 30,       2001           2000


Cash flows from operating activities:
   Net loss                                         $   ( 15,158)  $  ( 36,007)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization              -                   4,587

Net cash used for operating activities    ( 3,240)    ( 31,420)

Cash flows from investing activities:

Net cash provided by investing activities              -           -

Cash flows from financing activities:
   Proceeds from advance by related party     3,240     31,567

Net cash provided by financing activities      3,240     31,567

Increase (decrease) in cash and cash equivalents   61      115

Cash and cash equivalents, beginning of period    (47)       32

Cash and cash equivalents, end of period         $    14        147


            See accompanying notes to consolidated financial statements.




                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the nine-months ended September 30, 2001 and 2000.
The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.
The financial statements included in this report should be read in Conjunction with the financial statements and notes thereto in the Company's 2000 form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30, 2001 and 2000:

                                                          2001              2000

Net loss from operations            $(   15,158)      $(   36,007)
Preferred dividends                     (  316,576)       (  316,576)

Net loss to common shareholders(  331,734)       (  352,583)

Weighted average common
shares outstanding                           262,690           262,690

Basic loss per share:                    $(     1.26)      $(      1.34)

 Item 2.  Management's Discussion and Analysis of Plan of Operation

FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-KSB regarding the Company's future prospects or profitability constitute forward-looking statements and as such, must be considered with caution and with the understanding that various factors could cause actual results to differ materially from those in such forward-looking statements. Such factors include but are not limited to (i) the inability of the Company to complete a business combination or \ acquisition, and/or (ii) the securing of financing sufficient to fund such business combination, acquisition, settlement of outstanding debt and litigation.

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

Results of Operations

Nine-month Period Ended September 30, 2001 Compared to Nine-month Period Ended September 30, 2000:

There were no revenues for the nine-month period ended September 30, 2001, compared to $2,980 for the nine-month period ended September 30, 2000, reflecting a decrease of $2,980. The decrease in revenues for the nine-month period ended September 30, 2001 is a result of the assignment of the oil and gas lease in the Company's subsidiary.

Selling, general and administrative expenses were $15,158 for the nine-month period ended September 30, 2001 compared to $34,400 for the nine months ended September 30, 2000, representing a decrease of $19,242. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

During the nine-month periods ended September 30, 2001 and September 30, 2000, there were no amounts in interest expense charged to operations.

Net loss for the nine-month period ended September 30, 2001 was $15,158, which represents a decrease of $20,849 compared to the net loss of $36,007 during the prior-year period. The decrease is due principally to the change in maintenance expenses.

Liquidity and Capital Resources

Liquidity and capital resources are hereinafter discussed in nine broad categories: operating activities, investing activities and financing activities.

Operating Activities

     Cash decreased $47 to $14 at September 30, 2001 from $61 at December 31, 2000. Net cash used for operating activities was $3,240 during the nine-month period ended September 30, 2001 compared to cash used for operating activities of $31,420 during the nine-month period ended
September 30, 2000. The change in cash used for operating activities resulted primarily from a decrease in maintenance expenses.

Investing Activities

During the nine-month period ended September 30, 2001 and the nine-month period ended September 30, 2000, there was no cash provided by or used in investing activities.

Financing Activities

During the nine-month period ended September 30, 2001, net cash provided by financing activities was $3,240, compared to $31,567 provided during the nine-month period ended September 30, 2000. The change in cash provided by and used for financing activities is a result of the changes in loans to and from related parties.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 2000, the Company had notes payable to officers in the total amount of $134,397 bearing interest at prime beginning January 1, During the first nine months of 2001 the loans were increased by $4,558 and they have a combined outstanding balance of $138,955 at September 30, 2001. During the first nine months of 2001, certain related parties advanced such sums to the Company for expenses related to audit and other professional fees and Company overhead, which advances were provided on short-term bases at nominal interest rates.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001

                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President