Form 10KSB
period 2001-12-31
CELEBRITY ENTERTAINMENT INC
filed 2002-04-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Securities registered pursuant to Section 12(g) of the Act as of December 31, 2001: Common Stock, $0.0001 par value per share.

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

YES  [X] NO  [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average closing bid and ask prices of such stock on April 14, 2002 was approximately $-0-.

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 2001 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]
Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.


                           CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2001


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

                                    PART I

The Company had no activity during 2001. As a result, this Annual Report for the fiscal year ended December 31, 2001 is substantially identical to the Annual Report for the fiscal year ended December 31, 2000.

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

ITEM 2.    DESCRIPTION OF PROPERTY, EXECUTIVE OFFICE AND LEASE


      During 20010 the Company maintained mail service at its previous executive office in Palm Beach, Florida at nominal cost.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None.


                                    PART II

        The Company had no activity during 2001. As a result, this Annual Report for the fiscal year ended December 31, 2001 is substantially identical to the Annual Report for the fiscal year ended December 31, 2000.

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

                                Common Stock

		     2001 and 2000 - The stock has not been trading.

      As of December 31, 2001 and 2000, there were 262,690 shares of Common Stock outstanding. As of the same dates, there were approximately 275 holders of record of the Common Stock, 285 holders of record of Common Stock Warrants and 10 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totaled 1,074 as of the same dates.

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


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had no activity during 2001. As a result, this Annual Report is substantially identical to the Annual Report for the fiscal year ended December 31, 2000.

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

Results of Operations

The Company had no operations in 2001 and 2000. Minimal administrative operations were funded by loans from officers.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000:

Cash increased decreased by $61 to $0 at December 31, 2001 from $61 at December 31,
2000. Cash used in operating activities for 2000 was $0 compared to $52,669 compared to
$53,584 in the prior year. Operating expenses consisted of administrative costs and legal fees.

Cash provided by investing activities consisted of no activity in 2001 compared to a note receivable from an officer of $3,500 in 2000 and $750 in 1999.

Cash provided by financing activities consisted of no activity in 2001 compared to proceeds of a notes payable from an officer of $49,198 in 2000 and $50,601 in 1999.

Interest expense accrued was $172,475 in 2001 and $170,195 in 2000.

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


      Management's Plans

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $20,971,530 at December 31, 19992001. The Company has negative working capital of $3,148,767. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

        The Company had no activity during 2001. As a result, this Annual Report for the fiscal year ended December 31, 2001 is substantially identical to the Annual
Report for the fiscal year ended
December 31, 2000.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 2000 are listed below.

       Name                   Age               Position Held

James J. McNamara             53          President, Chief Executive Officer
                                               and Director
J. William Metzger            53          Executive Vice President, Chief
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

      J. William Metzger has been Executive Vice President, Chief Financial Officer, Controller, Secretary, Treasurer and a director of the Company since June 1993 at which time the Company acquired PSI. Mr. Metzger assisted Mr. McNamara in the "Hardly Working" project and was chiefly responsible for the re-editing, completion and promotion of the film. He has worked with Mr. McNamara since that time as a development executive in the offices at Twentieth Century-Fox and as Executive Vice-President of Entertainment, Inc. and PSI and as a control person of Premiere. Mr. Metzger holds no directorships in any other company with a class of securities registered on a national exchange or which is required to file annual, quarterly, or other periodic reports with the Commission. During the past five years, Mr.
Metzger has principally been involved in the production of television projects and management of the Company.

      As of December 31, 2001 and 2000, no committees of the Board of Directors had been established.

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


                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                        Annual Compensation                      Awards            Payouts

                                            Other          Restricted                            All Other
 Name and                                   Annual           Stock      Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs (#)  Payments (#)  sation
 Position              ($)        ($)        tion             ($)                                    ($)
                                           ($)

James J.        2001         -        -        -               -           -            -              -
McNamara        2000         -        -        -               -           -            -              -
CEO

J. William      2001         -       -         -               -           -            -              -
Metzger         2000         -       -         -               -           -            -              -
Exec. V-P


Stock Options

     No options were granted to any of the named executive officers during 2001 or 2000.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was loaned $3,930 and $5,300 in 2000 and 1999, respectively, by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company. In addition, at December 31, 1998, the Company had a note payable to J. William Metzger, the other director of Celebrity, in the amount of $69,347. The Company increased its indebtedness to this officer by $16,500 and $45,300 in 2000 and 1999, respectively, and the balance at December 31, 2001 is $131,147. The note bears interest at 5% per annum. The disclosure set forth in Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

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

27.1  Financial Data Schedule.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of April, 2002.

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

Signature                     Title                         Date

/s/  James J. McNamara    President, Chief Executive        April 15, 2002
James J. McNamara             Officer and Director

/s/  J. William Metzger   Executive Vice President,         April 15, 2002
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director




Report of Independent Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit ncludes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 2001 and the results of its operations and its cash flows for the two years then ended in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Holyfield and Thomas, LLC
                                                 Holyfield and Thomas, LLC

West Palm Beach, Florida
April 15, 2002





                     Celebrity Entertainment, Inc.
                              Balance Sheet
                            December 31, 2001

                                 Assets
Current Assets:
 Cash                                                           $          -
 Due from related party                                                2,755

     Total current assets                                              2,755

Property and equipment:

 Furniture and fixtures, cost                                         30,573
 Less: accumulated depreciation and amortization                   (  30,573)

     Total property and equipment, net                                     -

Other assets:
 Investment in oil and gas lease, net                              1,716,221
 Less: allowance for impairment in value                         ( 1,716,221)

Total assets                                                     $     2,755

               Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses                                                      1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Note payable - officer                                                4,250
 Note payable - affiliate                                              9,230
 Note payable - officer                                              159,915
 Accrued interest payable                                            868,247

    Total current liabilities                                      3,323,997


Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (21,144,005)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity (deficit)                         ( 3,321,222)

Total liabilities and stockholders' equity (deficit)             $     2,755

                See accompanying notes to financial statements.


                                     Celebrity Entertainment, Inc.

                                        Statements of Operations

 Years ended December 31,                         2001           2000


 Revenues:

       Oil and gas                            $       -      $    5,041

 Selling, general and administrative expenses        61          61,625

       Operating loss                          (     61)     (   56,584)

 Other income (expenses):
       Interest income                                -              95
       Interest expense                        (172,475)     (  170,195)

         Total other income (expenses)       (  172,475)     (  170,100)

  Net loss		                          $(  172,536)  $  (  226,684)

 Basic and diluted loss per share:
      Net loss                              $(     3.09)  $  (     3.29)

                  See accompanying notes to financial statements.

                               Celebrity Entertainment, Inc.
                                  Statements of Cash Flows

Years ended December 31,                              2001              2000

Cash flows from operating activities:
 Net loss						     $(   172,536)     $(  226,684)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                           -            5,315
  Change in current assets and liabilities
   (Increase) decrease in:
     Note receivable - related party                      -          ( 1,495)
   Increase in:
     Accrued interest payable                       172,475          170,195

Net cash used for operating activities             (     61)        (  52,669)

Cash flows from investing activities:
 Advance on note receivable - officer                     -            3,500

Net cash provided by investing activities                 -            3,500

Cash flows from financing activities:
 Proceeds of notes payable - related parties              -           49,198

Net cash provided by (used in) financing activities       -           49,198

Increase (decrease) in cash and cash equivalents        (61)              29

Cash and cash equivalents, beginning of year             61               32

Cash and cash equivalents, end of year            $       0         $     61

Supplemental cash flow information:
 Interest paid                                    $       -          $      -
 Income taxes paid                                $       -          $      -

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

The following table sets forth the computation of basic and diluted loss per share:

                                                      2000              1999

Loss                                           $(  172,536)      $(  226,684)

Less: preferred dividends                       (  638,400)       (  638,400)

Loss to common shareholders                     (  810,936)       (  865,084)

Net loss                                       $(  810,936)      $(  865,084)


Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Net loss per share                          $(     3.09)      $(     3.29)


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

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $20,971,530 at December 31, 2001. During the year ended December 31, 2001 the Company generated no revenues and has negative working capital of $3,148,747. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Proceeds from debenture offering                                $ 3,842,800
Conversions, redemptions, and settlements                       ( 2,202,800)

Debentures outstanding, December 31, 2001 and 2000              $ 1,640,000


Settlement notes outstanding, December 31, 2001 and 2000        $   320,534

The settlement notes bear interest at 8% and were due in 1998.

5.	Certain Relationships and Related Transactions

The Company was loaned $3,930 and $5,300 in 2000 and 1999, respectively, by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company.

6.    Other Related Party Transactions

At December 31, 1997, the Company had a note payable to an officer in the amount of $106,948 bearing interest at prime beginning January 1, 1998. During 1998 this loan was reduced by $37,603. The Company increased its indebtedness to this officer by $16,500 and $45,300 in 2000 and 1999, respectively, and the balance at December 31, 2001 is $131,147.



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

8.    Income Taxes

The Company provides for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2014, of approximately $14,000,000 are available at December 31, 2001 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $5,000,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

9.   Commitment and Contingencies

Litigation

The Company is currently negotiating settlement claims of approximately $1.5 million related to convertible debentures and an additional approximately $300,000 in litigation matters.