Form 10QSB
period 2002-03-31
CELEBRITY ENTERTAINMENT INC
filed 2002-05-20
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

    214 Brazilian Avenue, Suite 260, Palm Beach, Florida 33480 561/659-3832
      (Address of principal executive offices.  Issuer's telephone number.)
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

YES  [X]  NO  [  ]

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of May 17, 2002 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2002


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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES



                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
					     March 31, 2002

                                    (Unaudited)

                                 Assets

Current assets:
 Cash                                                            $        -
 Due from related party                                                2,755

  Total current assets                                                 2,755

Property and equipment, cost                                          30,573
Less accumulated depreciation                                        (30,573)

Property and equipment, net                                                -

Other assets:
 Investment in oil and gas lease, net                              1,716,221
   Less: allowance for impairment in value                        (1,716,221)

Total assets                                                     $     2,755

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses  			                        	     1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Notes payable                                                        60,000
 Note payable - officer                                                4,250
 Note payable - affiliate                                              9,230
 Note payable - officer                                              159,915
 Accrued interest payable                                            868,247

    Total current liabilities                                      3,323,997

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
 Additional paid-in capital                                       18,312,117
 Accumulated deficit                                             (21,144,005)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)

    Total stockholders' equity                                   ( 3,321,222)

Total liabilities and stockholders' equity                       $     2,755


            See accompanying notes to consolidated financial statements.

                            Celebrity Entertainment, Inc.
                       Consolidated Statements of Operations

                                  (Unaudited)

Three months ended March 31,                              2002          2001



Revenues:
      Resort operations                               $      -        $      -
      Oil and gas operations                                 -               -

Selling, general and administrative expenses                 -           2,328

      Operating loss                                         -           2,328


Net loss                                             $       -       $(  2,328)

Basic loss per share:                                $       -      $ (    .61)

          See accompanying notes to consolidated financial statements.








				Celebrity Entertainment, Inc.
                           Statements of Cash Flows

                                 (Unaudited)


Three months ended March 31,                              2002          2001


Cash flows from operating activities:
   Net loss                                         $          -   $  ( 2,328)

        Net cash used for operating activities          (      -)    (  2,328)

Cash flows from investing activities:

        Net cash provided by investing activities              -            -

Cash flows from financing activities:

        Net cash provided by financing activities              -            -

Increase (decrease) in cash and cash equivalents               -          (52)
  Cash and cash equivalents, beginning of period               -           61
  Cash and cash equivalents, end of period              $      -            9



            See accompanying notes to consolidated financial statements.




                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three-months ended March 31, 2002 and 2001.
The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in Conjunction with the financial statements and notes thereto in the Company's 2001 form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2002 and 2001:

                                                     2002              2001

Net loss from operations     $        -        $(   15,158)
Preferred dividends                              (  316,576)       (  316,576)

Net loss to common shareholders        (  316,576)       (  331,734)

Weighted average common
shares outstanding                                  262,690           262,690

Basic loss per share:                           $(     1.21)      $(     1.26)

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

Results of Operations

Three-month Period Ended March 31, 2002 Compared to Three-month Period Ended March 31, 2001:

There were no revenues for the three-month periods ended
March 31, 2002 and March 31, 2001.

Selling, general and administrative expenses were $-0- for the three-month period ended March 31, 2002 compared to $2,328 for the three months ended March 31, 2001, representing a decrease of $2,328. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

During the three-month periods ended March 31, 2002 and March 31, 2001, there were no amounts in interest expense charged to operations.

Net loss for the three-month period ended March 31, 2002 was $-0-, which represents a decrease of $2,328 compared to the net loss of $2,328 during the prior-year period. The decrease is due principally to the change in maintenance expenses.

Liquidity and Capital Resources

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

Cash remained at $-0- at March 31, 2002 from $-0- at December 31, 2001. Net cash used for operating activities was $$-0- during the three-month period ended March 31, 2002 compared to cash used for operating activities of $2,328 during the three-month period ended March 31, 2001. The change in cash used for operating activities resulted primarily from a decrease in maintenance expenses.

Investing Activities

During the three-month period ended March 31, 2002 and the three-month period ended March 31, 2001, there was no cash provided by or used in investing activities.

Financing Activities

During the three-month period ended March 31, 2002 and the three-month period ended March 31, 2001, there was no cash provided by or used in financing activities.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 2001, the Company had notes payable to officers in the total amount of $140,377 bearing interest at prime beginning January 1, 2002 and they have a combined outstanding principal balance of $140,377 at March 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2002

                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President