Form 10QSB
period 2002-06-30
CELEBRITY ENTERTAINMENT INC
filed 2002-08-14
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES  [X]  NO  [  ]

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of August 13, 2002 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended June 30, 2002


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

SIGNATURES



                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
					     June 30, 2002

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

                            Celebrity Entertainment, Inc.
                       Consolidated Statements of Operations

                                  (Unaudited)


                           Three Months Ended          Six Months Ended
                                June 30,                    June 30,
                           2002          2001            2002        2001

Revenues:

    Total revenues             -            -               -            -

Selling, general &
  administrative               -        5,450               -       11,918
Depreciation &
  amortization                 -            -               -            -
    Operating profit
      (loss)            (      -)  (    5,450)     (        -)  (   11.918)

Net loss              $ (      -) $(    5,450)   $(         -) $(   11,918)

Basic and diluted loss per share:

Net loss              $ (   1.21) $(     1.23)   $(      1.21) $(     1.25)

            See accompanying notes to the financial statements.









				Celebrity Entertainment, Inc.
                           Statements of Cash Flows

                                 (Unaudited)

Six months ended June 30,                              2002          2001


Cash flows from operating activities:
 Net loss                                      $(        -)    $(   11,918)
   Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                         -               -

Net cash used in
   operating activities                          (       -)     (   11,918)

Cash flows from investing activities:

Net cash provided by (used in)
  investing activities                                   -               -

Cash flows from financing activities:
   Advances on note receivable - related party           -          11,918

Net cash provided by
  financing activities                                   -          11,918

Increase (decrease)in cash and cash equivalents       (  -)         (   47)

Cash and cash equivalents, beginning of period           -              61

Cash and cash equivalents, end of period      $          -    $         14


              See accompanying notes to financial statements.


            See accompanying notes to consolidated financial statements.




                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the six-months ended June 30, 2002 and 2001.
The Company's results of operations during the first six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in Conjunction with the financial statements and notes thereto in the Company's 2001 form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the six months ended June 30, 2002 and 2001:


                                                      2002              2001

Loss before extraordinary item                 $(        -)      $(   11,918)

Preferred dividends                             (  316,576)       (  316,576)

Loss to common shareholders                     (  316,576)       (  328,494)

Net loss to common shareholders                $(  316,576)      $(  328,494)

Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Loss per share                              $(     1.21)      $(     1.25)


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

Results of Operations

Six-month Period Ended June 30, 2002 Compared to Six-month Period
Ended June 30, 2001:

There were no revenues for the six-month periods ended
June 30, 2002 and June 30, 2001.

Selling, general and administrative expenses were $-0- for the six-month period ended June 30, 2002 compared to $11,918 for the six months ended June 30, 2001, representing a decrease of $11,918. The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

During the six-month periods ended June 30, 2002 and June 30, 2001, there were no amounts in interest expense charged to operations.

Net loss for the six-month period ended June 30, 2002 was $-0-, which represents a decrease of $11,918 compared to the net loss of $11,918 during the prior-year period. The decrease is due principally to the change in maintenance expenses.

Liquidity and Capital Resources

Liquidity and capital resources are hereinafter discussed in six broad categories: operating activities, investing activities and financing activities.

Operating Activities

Cash remained at $-0- at June 30, 2002 from $-0- at December 31, 2001. Net cash used for operating activities was $$-0- during the six-month period ended June 30, 2002 compared to cash used for operating activities of $11,918 during the six-month period ended June 30, 2001. The change in cash used for operating activities resulted primarily from a decrease in maintenance expenses.

Investing Activities

During the six-month period ended June 30, 2002 and the six-month period ended June 30, 2001, there was no cash provided by or used in investing activities.

Financing Activities

During the six-month period ended June 30, 2002 there was no cash provided by or used in financing activities, compared with $11,918 provided by financing activities during the six-month period ended June 30, 2001.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 2001, the Company had notes payable to officers in the total amount of $140,377 bearing interest at prime beginning January 1, 2002 and they have a combined outstanding principal balance of $140,377 at June 30, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002

                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President