Form 10QSB
period 2002-09-30
CELEBRITY ENTERTAINMENT INC
filed 2002-11-19
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

    214 Brazilian Avenue, Suite 400, Palm Beach, Florida 33480 561/309-3169
      (Address of principal executive offices.  Issuer's telephone number.)
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2)
has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [  ]

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of November 19, 2001 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]

                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended September 30, 2002


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

                     Notes to Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis

PART II.          OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES



                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  September 30, 2002

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

                                    CELEBRITY ENTERTAINMENT, INC.
                       Statements of Operations and Accumulated Deficit

                                          (Unaudited)

					Three Months Ended		Nine Months Ended
					September 30,			September 30,
                                  	2002		2001		2002		2001

Revenues:
   Oil and gas                        -		-           -              -

   Total revenues			        -         -           -              -

Costs and operating expenses:
   Selling and administrative	   $    -     3,240     $     -        $15,158
   Depreciation				  -	      -           -              -
      Income (loss) from operations   -   ( 3,240)	      -        (15,158)

Net income (loss)		              -   ( 3,240)	      -        (15,158)

Basic and diluted loss per share:$(  1.21)$( 1.22)    $ ( 1.21)  $ (    1.26)


                   See accompanying notes to consolidated financial statements.

Celebrity Entertainment, Inc.
                          Statements of Cash Flows

                                                       (Unaudited)

Nine  months ended September 30,                        2002           2001


Cash flows from operating activities:
   Net loss                                       $  (     -)   $  ( 15,158)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization                          -              -

Net cash used for operating activities               (     -)      ( 15,158)

Cash flows from investing activities:

Net cash provided by investing activities                  -              -

Cash flows from financing activities:
   Proceeds from advance by related party                  -          3,240
Net cash provided by financing activities                  -          3,240

Increase (decrease) in cash and cash equivalents           -            (47)

Cash and cash equivalents, beginning of period             -             61

Cash and cash equivalents, end of period         $         -             14


            See accompanying notes to consolidated financial statements.




                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and cash flows for the nine-months ended September 30, 2002 and 2001.
The Company's results of operations during the first nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.
The financial statements included in this report should be read in Conjunction with the financial statements and notes thereto in the Company's 2001 form 10-KSB.

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

The following table sets forth the computation of basic and diluted loss per share for the nine months ended September 30, 2002 and 2001:

                                               2002              2001

Net loss from operations                 $(       -)      $(   15,158)
Preferred dividends                       ( 316,576)       (  316,576)

Net loss to common shareholders           ( 316,576)       (  331,734)

Weighted average common
shares outstanding                          262,690           262,690

Basic loss per share:                    $(    1.21)      $(     1.26)

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

Results of Operations

Nine-month Period Ended September 30, 2002 Compared to Nine-month Period Ended September 30, 2001:

      There were no revenues for the nine-month periods ended September 30, 2002 and September 30, 2001.

      Selling, general and administrative expenses were $-0- for the nine-month period ended September 30, 2002 compared to $15,158 for the nine months ended September 30, 2001, representing a decrease of $15,158.
The decrease is due to the reduction of minimal accounting and Company maintenance expenses.

      During the nine-month periods ended September 30, 2002 and September 30, 2001, there were no amounts in interest expense charged to operations.

       Net loss for the nine-month period ended September 30, 2001 was $-0-, which represents a decrease of $15,158 compared to the net loss of $15,158 during the prior-year period. The decrease is due principally to the change in maintenance expenses.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in nine broad categories: operating activities, investing activities and financing activities.

Operating Activities

Cash remained at $-0- at September 30, 2002 from $-0- at Decenber 31, 2001. Net cash used for operating activities was $-0- during the nine-month period ended September 30, 2002 compared to cash used for operating activities of $15,158 during the nine-month period ended September 30, 2001. The change in cash used for operating activities resulted primarily from a decrease in maintenance expenses.

Investing Activities

337:    During the nine-month period ended September 30, 2002 and the nine-month period ended September 30, 2001, there was no cash provided by or used in investing activities.

Financing Activities

341:    During the nine-month period ended September 30, 2002, net cash provided by financing activities was $-0-, compared to $3,240 provided during the nine-month period ended September 30, 2001. The change in cash provided by and used for financing activities is a result of the changes in loans to and from related parties.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 2001, the Company had notes payable to officers in the total amount of $140,377 bearing interest at prime beginning January 1, 2002 and they have a combined outstanding balance of $140,377 at September 30, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2002

                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President