Form 10KSB
period 2002-12-31
CELEBRITY ENTERTAINMENT INC
filed 2003-04-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB

(mark one)
      [ X ]            ANNUAL REPORT UNDER SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

    214 Brazilian Avenue, Suite 260, Palm Beach, Florida 33480 561/309-3169
      (Address of principal executive offices.  Issuer's telephone number.)
                    -----------------------------------------
Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act as of December 31, 2002: Common Stock, $0.0001 par value per share.

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

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of December 31, 2002 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]
Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.


                           CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-KSB
                      For the Year Ended December 31, 2002


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

                                    PART I

        The Company had no activity during 2002. As a result, this Annual Report for the fiscal year ended December 31, 2002 is substantially identical to the Annual Report for the fiscal year ended
December 31, 2001.

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

      The principal executive offices of the Company are located at 214 Brazilian Avenue, Suite 260, Palm Beach, Florida 33480 and its telephone number is (561) 309-3169.

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

ITEM 2.    DESCRIPTION OF PROPERTY, EXECUTIVE OFFICE AND LEASE


      During 2002 the Company maintained mail service at its previous executive office in Palm Beach, Florida at nominal cost.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None.


                                    PART II

        The Company had no activity during 2002. As a result, this Annual Report for the fiscal year ended December 31, 2002 is substantially identical to the Annual Report for the fiscal year ended
December 31, 2001.

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

                                Common Stock

		     2002 and 2001 - The stock has not been trading.

      As of December 31, 2002 and 2001, there were 262,690 shares of Common Stock outstanding. As of the same dates, there were approximately 275 holders of record of the Common Stock, 285 holders of record of Common Stock Warrants and 10 holders of record of Common Stock Options. The number of beneficial holders of Common Stock totaled 1,074 as of the same dates.

      The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in the Company's business and will continue to be utilized to fund its operations.

      As of May 6, 1997, the Company's Common Stock is no longer quoted on the Nasdaq Smallcap Market reporting system. The Company hopes to fulfill the requirements necessary to have the Common Stock quoted on the OTC Bulletin Board soon after the filing of this Form 10-KSB with the Securities and Exchange Commission. A broker-dealer has tentatively agreed to act as principal market- maker for the Company's stock, which is necessary in order to have the stock quoted on the OTC Bulletin Board. The Company is hopeful that such quotation will commence in the near future; however, there can be no assurance that such will occur. The Company further anticipates reappli-cation for quotation on the Nasdaq Smallcap reporting system as soon as it is able to meet the initial listing criteria.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had no activity during 2002. As a result, this Annual Report is substantially identical to the Annual Report for the fiscal year ended December 31, 2001.

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

General

Management is investigating possible acquisitions of new operations to restore shareholder value and is currently in discussion with one such entity.

Results of Operations

The Company had no operations in 2002 and 2001. Minimal administrative operations were funded by loans from officers.

Liquidity and Capital Resources

      Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001:

There was no cash at December 31, 2002 or at December 31, 2001.
Cash used in operating activities for 2002 was $9,753 compared to $0 in the prior year. Operating expenses consisted of administrative costs and legal fees.

There was no cash provided by or used in investing activities in 2002 or in 2001.

Cash provided by financing activities consisted of an increase in a note payable to an officer of $9,753 in 2002 compared to no financing activities in 2001.

Interest expense accrued was $165,079 in 2002 and $172,475 in 2001.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000:

Cash decreased by $61 to $0 at December 31, 2001 from $61 at December 31, 2000. Cash used in operating activities for 2001 was $61 compared to $52,669 in the prior year. Operating expenses consisted of administrative costs and legal fees.

Cash provided by investing activities consisted of no activity in 2001 compared to a note receivable from an officer of $3,500 in 2000.

Cash provided by financing activities consisted of no activity in 2001 compared to proceeds of a note payable from an officer of $49,198 in 2000.

Interest expense accrued was $172,475 in 2001 and $170,195 in 2000.


      Management's Plans

      As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $21,146,362 at December 31, 2002. The Company has negative working capital of $3,323,579. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 7.          FINANCIAL STATEMENTS

      The following financial statements and schedules are included in this Annual Report on Form 10-KSB following Item 13:

                          Index to Financial Statements

Report of Independent Certified Public Accountants
Balance Sheet
Statement of Operations
Statement of Cash Flows
Notes to Financial Statements

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

        The Company had no activity during 2002. As a result, this Annual Report for the fiscal year ended December 31, 2002 is substantially identical to the Annual Report for the fiscal year ended December 31, 2001.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

      The directors and executive officers of the Company as of December 31, 2002 are listed below.

       Name                   Age               Position Held

James J. McNamara             54          President, Chief Executive Officer
                                               and Director
J. William Metzger            54          Executive Vice President, Chief
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

      As of December 31, 2002 and 2001, no committees of the Board of Directors had been established.

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


                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                        Annual Compensation                      Awards            Payouts

                                            Other          Restricted                            All Other
 Name and                                   Annual           Stock      Options/      LTIP       Compen-
 Principal      Year   Salary    Bonus     Compensa-         Awards      SARs (#)  Payments (#)  sation
 Position              ($)        ($)        tion             ($)                                    ($)
                                           ($)

James J.        2002         -        -        -               -           -            -              -
McNamara        2001         -        -        -               -           -            -              -
CEO

J. William      2002         -       -         -               -           -            -              -
Metzger         2001         -       -         -               -           -            -              -
Exec. V-P


Stock Options

     No options were granted to any of the named executive officers during 2002 or 2001.

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
Metzger


      Mr. McNamara and Mr. Metzger are each a party to an employment agreement with the Company providing for their services until December 31, 1999 at a current annual salary of $55,125 each with a 5% annual escalation. No amounts were accrued in connection with the agreements since December 31, 1999.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was loaned $3,930 and $5,300 in 2000 and 1999, respectively, by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company. In addition, at December 31, 2001, the Company had a note payable to J. William Metzger, the other director of Celebrity, in the amount of $159,915. The Company increased its indebtedness to this officer by $9,753 in 2002 and the balance at December 31, 2002 is $169,668.
The note bears interest at 4.75% per annum.  The disclosure set forth in
Item 12 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999, is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibits:

All Exhibits are incorporated herein by reference if not attached hereto.

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

27.1  Financial Data Schedule.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of April, 2002.

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

Signature                     Title                         Date

/s/  James J. McNamara    President, Chief Executive        April 14, 2002
James J. McNamara             Officer and Director

/s/  J. William Metzger   Executive Vice President,         April 14, 2002
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director




Report of Independent Accountants


The Board of Directors
Celebrity Entertainment, Inc.
Palm Beach, Florida

We have audited the balance sheet of Celebrity Entertainment, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celebrity Entertainment, Inc. at December 31, 2002 and the results of its operations and its cash flows for the two years then ended in conformity with auditing standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and has negative working capital at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Holyfield and Thomas, LLC
                                                 Holyfield and Thomas, LLC

West Palm Beach, Florida
April 14, 2002





                     Celebrity Entertainment, Inc.
                              Balance Sheet
                            December 31, 2002

                                 Assets
Current Assets:
 Cash                                                           $          -
 Due from related party                                                2,755

     Total current assets                                              2,755

Property and equipment:

 Furniture and fixtures, cost                                         30,573
 Less: accumulated depreciation and amortization                   (  30,573)

     Total property and equipment, net                                     -

Other assets:
 Investment in oil and gas lease, net                              1,716,221
 Less: allowance for impairment in value                         ( 1,716,221)

Total assets                                                     $     2,755

               Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
 Accounts payable                                                $   260,501
 Accrued expenses                                                      1,300
 Notes payable - debenture settlement                                320,534
 Convertible debentures payable                                    1,640,000
 Note payable                                                         60,000
 Note payable - officer                                                4,250
 Note payable - affiliate                                             10,453
 Note payable - officer                                              169,668
 Accrued interest payable                                            859,628

    Total current liabilities                                      3,326,334


Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)                         10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                                 26
Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost                           (500,000)
Additional paid-in capital                                        18,312,117
 Accumulated deficit                                             (21,146,362)

    Total stockholders' equity (deficit)                         ( 3,323,579)

Total liabilities and stockholders' equity (deficit)             $     2,755

                See accompanying notes to financial statements.


                                     Celebrity Entertainment, Inc.

                                        Statements of Operations

 Years ended December 31,                         2002           2001


  Selling, general and administrative expenses (  9,753)             61

       Operating loss                          (  9,753)     (       61)

 Other income (expenses):
       Interest expense                        (165,079)     (  172,475)

         Total other income (expenses)       (  165,079)     (  172,475)

  Net loss		                          $(  174,832)  $  (  172,536)

 Basic and diluted loss per share:
      Net loss                              $(     3.10)  $  (     3.09)

                  See accompanying notes to financial statements.

                               Celebrity Entertainment, Inc.
                                  Statements of Cash Flows

Years ended December 31,                              2002              2001

Cash flows from operating activities:
 Net loss						     $(   174,832)     $(  172,536)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                           -                -
  Change in current assets and liabilities
   (Increase) decrease in:
     Note receivable - related party                      -                -
   Increase in:
     Accrued interest payable                       165,079          172,475

Net cash used for operating activities             (  9,753)        (     61)

Cash flows from investing activities:

Net cash provided by investing activities                 -                -

Cash flows from financing activities:
 Proceeds of notes payable - related parties          9,753                -

Net cash provided by (used in) financing activities   9,753                -

Increase (decrease) in cash and cash equivalents          -          (    61)

Cash and cash equivalents, beginning of year              -               61

Cash and cash equivalents, end of year            $       -         $      -

Supplemental cash flow information:
 Interest paid                                    $       -          $      -
 Income taxes paid                                $       -          $      -

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

The following table sets forth the computation of basic and diluted loss per share:

                                                      2002             2001

Loss                                           $(  174,832)      $(  172,536)

Less: preferred dividends                       (  638,400)       (  638,400)

Loss to common shareholders                     (  813,232)       (  810,936)

Net loss                                       $(  813,232)      $(  810,936)


Weighted average common shares outstanding         262,690           262,690

Basic and diluted loss per share:
   Net loss per share                          $(     3.10)      $(     3.09)


Revenue Recognition

The Company has no revenue.

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

Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company has no cash deposits. The company performs periodic evaluations as part of its investment strategy.

The carrying values of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and debentures payable.

Cash and Cash Equivalents

Cash and cash equivalents are all cash balances and highly liquid investments with original maturities of three months or less.

Year 2000 Reporting

The Company has discontinued operations and has had no adverse affect from compliance with computer programming requirements related to year 2000.

Recent Accounting Pronouncements

No recent accounting pronouncements affect the Company's present operations.

2.  Going Concern and Management's Plans

As shown in the accompanying financial statements, the Company has experienced significant operating losses and negative cash flow from operations in recent years and has an accumulated deficit of $21,146,362 at December 31, 2002. During the year ended December 31, 2002 the Company generated no revenues and has negative working capital of $3,323,579. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Proceeds from debenture offering                                $ 3,842,800
Conversions, redemptions, and settlements                       ( 2,202,800)

Debentures outstanding, December 31, 2002 and 2001              $ 1,640,000


Settlement notes outstanding, December 31, 2002 and 2001        $   320,534

The settlement notes bear interest at 8% and were due in 1998.

5.	Certain Relationships and Related Transactions

The Company was loaned $3,930 and $5,300 in 2000 and 1999, respectively, by Princeton Media Group, Inc. ("PMG"), to assist the Company in meeting minimal operating expenses. PMG's President and a director is James J. McNamara, Chairman of the Company.

6.    Other Related Party Transactions

At December 31, 1997, the Company had a note payable to an officer in the amount of $106,948 bearing interest at prime beginning January 1, 1998. During 1998 this loan was reduced by $37,603, and Company subsequently increased its indebtedness to this officer so that the balance at December 31, 2001 was $159,915. The Company increased its indebtedness to this officer by $9,753 in 2002 and the balance at December 31, 2002 is $169,668.

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

8.    Income Taxes

The Company provides for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Unused net operating losses for income tax purposes, expiring in various amounts from 2005 through 2014, of approximately $14,000,000 are available at December 31, 2002 for carryforward against future years' taxable income. However, as a result of the consummation of several common stock transactions, these net operating losses may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The tax benefit of these losses of approximately $5,000,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

9.   Commitment and Contingencies

Litigation

The Company is currently negotiating settlement claims of approximately $1.5 million related to convertible debentures and an additional approximately $300,000 in litigation matters.