Form 10KSB/A
period 2002-12-31
CELEBRITY ENTERTAINMENT INC
filed 2003-04-15
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-KSB/A #1

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

27.1  Financial Data Schedule.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of April, 2003.

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

Signature                     Title                         Date

/s/  James J. McNamara    President, Chief Executive        April 14, 2003
James J. McNamara             Officer and Director

/s/  J. William Metzger   Executive Vice President,         April 14, 2003
J. William Metzger            Chief Financial Officer,
                              Controller, Secretary,
                              Treasurer and Director




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

West Palm Beach, Florida
April 14, 2003





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