Form 10QSB
period 2003-03-31
CELEBRITY ENTERTAINMENT INC
filed 2003-05-09
CIK 831671

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -------------------------------------

                                  FORM 10-QSB

(mark one)
      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

YES  [X]  NO  [  ]

The number of shares outstanding of the issuer's Common Stock, $ 0.0001 par value, as of May 8, 2003 was 262,690.

Transitional Small Business Disclosure Format (check one):

            Yes  [   ]        No  [ X ]


                            CELEBRITY ENTERTAINMENT, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2003


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

SIGNATURES




                            Celebrity Entertainment, Inc.
                            Consolidated Balance Sheet
                                  March 31, 2003

                                    (Unaudited)

                                      Assets

Current assets:
 Cash                                                                 $        -
 Due from related party                                     2,755

  Total current assets                                        2,755

Property and equipment, cost                       30,573
Less accumulated depreciation                 (30,573)

Property and equipment, net                                    -

Other assets:
 Investment in oil and gas lease, net       1,716,221
   Less: allowance for impairment
          in value                                          (1,716,221)

Total assets                                               $     2,755

                    Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                  $   260,501
 Accrued expenses                                         1,300
 Notes payable -
             debenture settlement                           320,534
 Convertible debentures payable         1,640,000
 Notes payable                                              60,000
 Note payable - officer                                    4,250
 Note payable - affiliate                                    9,230
 Note payable - officer                                 159,915
 Accrued interest payable                           868,247

    Total current liabilities                         3,326,334

Stockholders' equity:
 Preferred stock, $0.01 par value: 2,000,000 shares authorized
   Designated as Class A 8% convertible:
    1,525,000 shares designated; 1,064,000 shares issued
    ($5,320,000 total liquidation preference)        10,640
 Common stock, $0.0001 par value: 25,000,000 shares authorized;
    262,690 shares issued                                              26
 Additional paid-in capital                               18,312,117
 Accumulated deficit                                       (21,146,362)
 Less treasury stock, 10,100 shares common
    and 475,000 shares preferred, at cost         (500,000)

    Total stockholders' equity                           ( 3,323,579)

Total liabilities and stockholders' equity         $     2,755


            See accompanying notes to consolidated financial statements.




                            Celebrity Entertainment, Inc.
                       Consolidated Statements of Operations

                                  (Unaudited)

Three months ended March 31,             2003          2002

Revenues:
      Resort operations                              $       -        $      -
      Oil and gas operations                               -                -

Selling, general and administrative
          expenses                                   -                -

      Operating loss                                        -                -


Net loss                                        $       -       $       -

Basic loss per share:                 $       -       $       -

          See accompanying notes to consolidated financial statements.



                          Celebrity Entertainment, Inc.
                           Statements of Cash Flows

                                 (Unaudited)

Three months ended March 30,            2003            2002


Cash flows from operating activities:
 Net loss                                   $         -         $         -
   Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                   -                    -

Net cash used in
   operating activities                      -                    -

Cash flows from investing activities:

Net cash provided by (used in)
  investing activities                      -                    -

Cash flows from financing activities:
   Advances on note receivable -
             related party                               -                     -

Net cash provided by
  financing activities                         -                    -

Increase (decrease)in cash and
          cash equivalents                   -                    -

Cash and cash equivalents,
          beginning of period              -                    -

Cash and cash equivalents,
          end of period               $        -        $          -


              See accompanying notes to financial statements.




                            CELEBRITY ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the three-months ended March 31, 2003 and 2002.
The Company's results of operations during the first three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in Conjunction with the financial statements and notes thereto in the Company's 2002 form 10-KSB-A#1.


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

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2003 and 2002:

                                            2003              2002

Net loss from operations           $        -             $         -
Preferred dividends              (  316,576)       ( 316,576)

Net loss to common
           shareholders                    $        -             $         -

Weighted average common
shares outstanding                 262,690           262,690

Basic loss per share:          $  (     1.21)    $     (    1.21)

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

Management's Plans

     Management plans to improve the financial position and operations, with the goal of sustaining the Company's operations for the next twelve months and beyond, include the following possibilities:

1.  Completing a transaction which will secure new operations in the Company;
2. Completing successful settlement negotiations with the Company's debenture holders, debt holders and litigation matters.

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

Results of Operations

Three-month Period Ended March 31, 2003 Compared to Three-month Period Ended March 31, 2002:

There were no revenues for the three-month periods ended
March 31, 2003 and March 31, 2002.

There were no expenses for the three-month periods ended
March 31, 2003 and March 31, 2002.

During the three-month periods ended March 31, 2003 and March 31, 2002, there were no amounts in interest expense charged to operations.

Net loss for the three-month period ended March 31, 2003 was $-0-compared to the net loss of $-0- during the prior-year period.

Liquidity and Capital Resources

Liquidity and capital resources are hereinafter discussed in three broad categories: operating activities, investing activities and financing activities.

Operating Activities

Cash remained at $-0- at March 31, 2003 from $-0- at December 31,
2002. Net cash used for operating activities was $-0- during the three-month periods ended March 31, 2003 and March 31, 2002.

Investing Activities

During the three-month period ended March 31, 2003 and the three-month period ended March 31, 2002, there was no cash provided by or used in investing activities.

Financing Activities

During the three-month period ended March 31, 2003 and the three-month period ended March 31, 2002, there was no cash provided by or used in financing activities.


PART II.   OTHER INFORMATION

Item 5:    Certain Relationships and Related Transactions

At December 31, 2002, the Company had notes payable to officers in the total amount of $169,668 bearing interest at prime beginning January 1, 2003 and they have a combined outstanding principal balance of $169,668 at March 31, 2003.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits.  None.

(b)   Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003

                                        CELEBRITY ENTERTAINMENT, INC.

                                        By:  /s/  J. William Metzger
                                          J. William Metzger
                                          Executive Vice President